Form 10-K
period 2009-12-31
Active Health Foods, Inc.
filed 2010-04-15
CIK 1477472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 333-164788

ACTIVE HEALTH FOODS, INC.
(Exact name of registrant as specified in its charter)

California	26-1736663
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

6185 Magnolia Ave.
Suite 403
Riverside, CA 92506
Email: nbdc@onebox.com
 (Address of principal executive offices)

Registrant’s telephone number:	(626) 335-7750
Registrant’s facsimile number:	(626) 335-7750

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                 Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐

State issuer’s revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $0.

As of the last business day of the Issuer’s most recently completed fiscal year December 31, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $200,100.

As of December 31, 2009, there were 22,750,000 shares of Common Stock, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

CERTIFICATIONS

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

Item 1. Description of Business

Form and Year of Organization

Active Health Foods, Inc. (“AHF” or the “Company”), was incorporated in the State of California on January 9, 2008, under the same name.

Fiscal Year End

Active Health Foods, Inc.’s fiscal year end is December 31.

Bankruptcy, Receivership and Similar Proceedings

The Company has never been party to any bankruptcy, receivership or similar proceeding, nor has it undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

Reclassification, Merger, Consolidation, Purchase or Sale of Assets Not in the Ordinary Course of Business

Active Health Foods, Inc. has not reclassified, merged, consolidated, purchased or sold any assets.

Description of Business

Principal Products and Services and Their Markets

Present Products

Active Health Foods, Inc. has developed the brand name “Active XTM” for its energy bars. The term “Active XTM” was trademarked by the company on May 6, 2008. Active XTM energy bars are very moist and flavorful, made from a proprietary formula developed by and exclusive to Active Health Foods, Inc. This proprietary blend only uses high quality natural and organic ingredients. Active XTM energy bars come in five flavors:

►           Almond Chocolate Delight

►           Peanut Butter Chocolate Joy

►           Cashew Berry Dream

►           Coconut Cocoa Passion

►           Double Chocolate Chip

Each energy bar is 1.8 net ounces and comes wrapped in a distinctive, decorated full color wrapping. Each flavor is packaged into a full color decorated display box, which is specifically designed to be used as a counter display for the retailer.  Each uniquely designed display box holds 16 bars. There are eight display boxes to a case, for a total 128 bars per case.

At the present time, Active Health Foods, Inc. relies upon two (2) principal suppliers.  These suppliers are:

Betty Lou’s, Inc., 750 South East Booth Bend Road, McMinnville, Oregon for the standard Active XTM energy bars;

Think, Plan, Deliver, 1010 #B Southwest Eleventh Ave., Portland, Oregon produces the wrappings and boxes.

We do not have any written contracts with either of these companies.

Active Health Foods, Inc. itself does not acquire any raw materials and therefore does not have any sources or direct need for acquisition of any raw materials to make Active XTM energy bars. The suppliers to the Company, noted in the paragraph above, acquire any and all raw materials that they may require for production of the Active XTM energy bars and the wrappings and boxes. The raw materials that these suppliers do require are all natural products grown and/or readily available in the United States.

Future Products

Active Health Foods, Inc. anticipates future products to include additional flavors of its energy bars.  The Company also intends to develop a box package design for an assortment of Active XTM energy bars.

For additional future product distribution, besides expanding what is or will be in place, Active Health Foods, Inc. will explore fulfilling government, institutional, humanitarian and/or military requirements.

Services

Active Health Foods, Inc. does not provide any services.

Future Services

Active Health Foods, Inc. does not anticipate providing any services in the future.

Product Availability

Active Health Foods, Inc. itself does not acquire any raw materials and therefore does not have any sources or direct need for acquisition of any raw materials to make Active XTM energy bars. The suppliers to the Company, noted in the paragraph above, acquire any and all raw materials that they may require for production of the Active XTM energy bars and the wrappings and boxes. The raw materials that these suppliers do require are all natural products grown and/or readily available in the United States.

Intellectual Properties

We believe our trademark, proprietary and non-proprietary formulas and information afford us reasonable protection against the unauthorized copying of our products. However, it is possible that competitors will develop products equal to or superior to ours without infringing upon our intellectual property.

Active Health Foods, Inc. does not foresee the need to protect any intellectual properties through formal means at this time. The Company will, however, continue to physically guard its proprietary formulas for the ingredients of Active XTM energy bars.

Sales and Marketing Strategy

Active Health Foods, Inc.’s strategic focus of effort is on a long-term approach of communicating an unambiguous, attractive, creative marketing campaign, designed to resonate with the strongest key prospects for sales and service. This marketing undertaking will specifically identify Active Health Foods, Inc. to the marketplace end-user and will communicate a clear message of the products that Active Health Foods, Inc. can offer for the benefit of the consumer. Active Health Foods, Inc. believes in the lifetime value of a customer rather than the instant gratification of a quick sale.

Our sales and marketing strategy and the efforts we will undertake to market and sell our products will be the result of the efforts conducted solely by the Company management.  We have not received any independent evaluation of our strategy and there can be no assurance that our strategy is an accurate or prudent assessment of the competitive conditions in today’s economic climate and our chosen industry in particular.

Once funds are available, Active Health Foods, Inc. intends to retain a management company that will sell to retail outlets including, but not limited to, health food stores and gyms, as well as any other location it is appropriate and viable for marketing Active XTM energy bars. The Company intends to explore additional marketing possibilities in other venues that sell energy bars such as grocery retail outlets, convenience stores like 7-11 and large box stores like Costco, Sam’s Club and Wal-Mart.

As an additional marketing tool, AHF will actively engage in membership in business and professional associations and participate in public events in order to develop direct public exposure and exploit networking opportunities that might enhance our market introduction.

Distribution Methods

Following production of the Active XTM energy bars, the energy bars will be shipped directly to distributors or retailers or the Company will have the bars shipped to a local warehouse to be stored until further consignment to vendors. Shipment will be by common carrier, which will vary depending on the size, weight and delivery time requirements of each shipment.

We are currently working to identify an experienced internet service provider to develop a comprehensive internet presence as resources become available.

Industry Background and Competitive Business Conditions

Currently, the organic and health food industry is growing and the Company faces considerable competition from other companies worldwide. This business is replete with competition at all levels of geographic settings, expertise and ethical variances. Our ability to remain competitive is based on our ability to provide our customers with a broad range of quality products, competitively priced, with superior customer service. The prospective ability to develop cost effective products that provide superior value is an integral component of our ability to stay competitive. We believe that the breadth and quality of our existing product line, the infrastructure in place to effectively source our products and the skill and dedication of our management will allow us to successfully compete in our chosen marketplace.

No formal study has been commissioned or initiated to analyze the competition that the Company will or may face. The Company’s internal management competitor analysis reveals that the health food industry is a competitive business with competition coming from small locally owned companies, major big box stores labeling generic brands with their signature label, to the more popular selling organic bars such as “Clif” and “Luna”. None of these produce and sell organic and natural food bars like Active XTM energy bars and as such they lack the nutritional value of an Active XTM energy bar.

All of our major competitors are generally better financed, have greater name recognition, an established customer loyalty base and a broader range of markets than we do presently. Our core philosophy of an organic and  natural product, reliability of not only product quality but delivery as well, along with a fair price, we believe will distinguish our Company from the competition. Even with the competitive nature of the business, there is an opportunity for the Company to position itself for success by recognizing and catering to an increasingly demanding consumer. If the Company is unable to compete successfully against any of these competitors, then revenues could be negatively impacted, which would adversely affect the business, results of operations and financial condition of the Company.

Sources and Availability of Raw Materials

Active Health Foods, Inc. itself does not acquire any raw materials and therefore does not have any sources or direct need for acquisition of any raw materials to make Active XTM energy bars. The suppliers to the Company, already identified herein, acquire any and all raw materials that they may require for production of the Active XTM energy bars.  The raw materials that they do acquire are all natural products grown and readily available in the United States.

Dependence upon One or a Few Major Customers

Active Health Foods, Inc. does not expect to rely upon one or just a few customers.  Management believes that the Active XTM energy bars will have a broad public appeal.

Extent that the Business Is Seasonal

Management does not believe that Active XTM energy bars are or will be seasonal.

Patients, Trademarks, Licenses, Franchises and Concessions

Active Health Foods, Inc. has one trademark, granted May 6, 2008 by the United States Patent and Trademark Office under Registration Number 3,424,563, for the term “Active XTM”. Said trademark will remain in full force and effect for a period of ten (10) years and is renewable thereafter. It is believed by management that the trademark “Active XTM” will become increasingly more important as the Active XTM brand becomes known to the public.

Need for Government Approval on Principal Products or Services

The Company is not aware of any government approval required for our products.

Existing or Probably Government Regulations

The Company is not aware of any specific regulatory obstacles.  That is not to say that we are not generally aware of the multitude of rules, statutes and administrative regulations that may apply, including, but not limited to, local business licenses and regulations. However, we do not foresee these as prohibiting the implementation of our business plan, but merely as temporary administrative obstacles that will be addressed and overcome as they arise, or as best we can forecast their arrival.

Should we be able to develop and open our own production facility, we would be subject to further regulation under local, state and federal authorities, including possible requirements regarding occupational safety, production and labor practices, environmental protection and hazardous substance control, if any, and may be subject to other present and future local, state and federal regulation

Research and Development

The founder, Gregory Manos, personally directed the research and development of our products prior to filing this registration statement.  No cost or expense was or will be borne directly by any customer.

No future research and development is anticipated at this time.

Compliance with Environmental Laws

Active Health Foods, Inc. does not conduct any activities requiring compliance with any federal, state or local environmental statutes or regulations.

Number of Employees

The Company does not presently have any full or part-time employees. The sole officer and director of the Company is providing time and services as necessary for the development of the Company.

Active Health Foods, Inc. is currently in the development stage.  During this development period, we plan to rely exclusively on the services of our sole officer and director to establish business operations and perform or supervise the minimal services required at this time. Our operations are currently on a small scale and, it is believed, manageable by the present management. The responsibilities are mainly administrative at this time, as our operations are minimal.

Anticipated Material Changes in Number of Employees

We do not anticipate any material change in the number of employees in the foreseeable future.

Acquisition or Disposition of Any Material Assets

The Company does not anticipate any acquisition or disposition of any material assets.

Material Acquisition of Plant and Equipment

The Company does not anticipate any material acquisition of any plant or equipment.

Reports to Security Holders

The Company will make available to shareholders audited annual financial reports certified by independent accountants, and may, in its discretion, make available unaudited quarterly financial reports. The Company will file periodic reports with the Securities and Exchange Commission as required to maintain a fully reporting status.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.  The address of that site is:  http://www.sec.gov

Item 1A. Risk Factors

RISKS ASSOCIATED WITH OUR BUSINESS

The factors set forth below, along with the other information contained herein, should be considered carefully in evaluating our prospects. Further, this document contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, goals, objectives, expectations and intentions. The cautionary statements made in this section apply to all forward-looking statement wherever they appear in this document. Readers are cautioned that, while the forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance, and involve risks and uncertainties. In addition, actual results could differ materially from those discussed herein and our business, our financial condition or the results of operations could be materially and adversely affected. In such case, some of the factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this document. In the event that actual results do not meet expectations, there could be a consequent negative effect on the position of investors.

Active Health Foods, Inc.’s operations depend solely on the efforts Gregory Manos, the sole officer and director of the Company.  Mr. Manos has no experience related to public company management.  Because of this, we may be unable to develop our business or manage our public reporting requirements. The Company cannot guarantee that it will be able to overcome any such obstacles.

Gregory Manos, our sole officer and director, is involved in other employment opportunities and may periodically face a conflict in selecting between Active Health Foods, Inc. and other personal and professional interests. The Company has not formulated a policy for the resolution of such conflicts, should they occur. If the Company loses Mr. Manos to other pursuits without a sufficient warning, the Company may, consequently, go out of business.

The following are risk factors which are directly related to the Company’s business and financial condition:

IF WE ARE UNABLE TO CONTINUE AS A GOING CONCERN, INVESTORS MAY FACE A COMPLETE LOSS OF THEIR INVESTMENT

We are a start-up company with limited sales, no reliable customer base and inexperienced management. Taking these facts into account, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm’s report to the financial statements included in this filing. If our business fails, our investors may face a complete loss of their investment.

BECAUSE WE HAVE ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE

We have no significant operating history nor do we have anyone experienced in managing a public company. There is no assurance that we will be able to maintain any sustainable operations. It is not possible at this time to predict success with any degree of certainty due to problems associated with the commencement of new business. An investor should consider the risks, expenses and uncertainties that a developing company like ours faces. Potential investors should be aware that there is a substantial risk of failure associated with any new business venture as a result of problems encountered in connection with the commencement of new operations. These problems include, but are not limited to, an unstable economy, unanticipated problems relating to the entry of new competition, unanticipated moves by existing competition and unexpected additional costs and expenses that may exceed current estimates.

WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE

We have limited capital resources and require substantial capital to adequately fund the Company. To date, we have funded our operations with limited initial capital and minimal sales and have not generated sufficient funds from operations to be profitable or to maintain consistent operations. Unless we begin to generate sufficient revenues, on a consistent basis, to sustain an ongoing business operation, we may experience liquidity and solvency problems. Such liquidity and solvency problems may force us to cease operations if additional financing, under acceptable terms and conditions, is not available. In the event our cash resources are insufficient to continue operations, we intend to consider raising additional capital through offerings and sales of equity or debt securities. In the event we are unable to raise sufficient funds, we will be forced to terminate business operations. The possibility of such an outcome presents the risk of a complete loss of your investment in our common stock.

THE COMPANY’S SOLE OFFICER AND DIRECTOR CONTROLS A MAJORITY OF THE ISSUED AND OUTSTANDING COMMON STOCK

The present management owns a majority of the outstanding common stock at the present time. As a result of such ownership, investors will have limited control over matters requiring approval by our security holders, including the election of directors, the approval of significant corporate transactions and any change of control and management of the Company. This concentrated control may also make it difficult for our stockholders to receive a premium for their shares of their common stock in the event the Company enters into transactions which require stockholder approval.

INVESTORS MAY LOSE THEIR ENTIRE INVESTMENT IF THE COMPANY FAILS TO IMPLEMENT ITS BUSINESS PLAN

As a development stage company, we expect to face substantial risks, uncertainties, expenses and difficulties. Since inception, we have no demonstrable operational history of any substance upon which you can evaluate our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. These risks include, without limitation, an unstable economy, competition, the absence of ongoing revenue streams, inexperienced management, lack of sufficient capital, and lack of brand recognition. We cannot guarantee that we will be successful in accomplishing our objectives.

THE COSTS, EXPENSES AND COMPLEXITY OF SEC REPORTING AND COMPLIANCE MAY INHIBIT OR SEVERELY RESTRICT  OUR OPERATIONS

After the effectiveness of our registration statement, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. The costs of complying with these complex requirements may be substantial and require extensive consumption of our time as well as retention of expensive specialists in this area. In the event we are unable to establish a base of operations that generates sufficient cash flows or cannot obtain additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit our ability to continue our operations.

COMPETITORS WITH MORE RESOURCES MAY FORCE US OUT OF BUSINESS

The market for customers in our chosen area is intensely competitive and such competition is expected to continue to increase. Generally, our actual and potential competitors are larger companies with longer operating histories, greater financial and marketing resources, with superior name recognition and an entrenched client base. Therefore, many of these competitors may be able to devote greater resources to attracting customers and be able to grant preferred pricing. Competition by existing and future competitors could result in our inability to secure an adequate consumer base sufficient enough to support our endeavors. We cannot be assured that we will be able to compete successfully against present or future competitors or that the competitive pressure we may face will not force us to cease operations.

INVESTORS MAY HAVE DIFFICULTY LIQUIDATING THEIR INVESTMENT BECAUSE OUR STOCK WILL BE SUBJECT TO PENNY STOCK REGULATION

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The rules, in part, require broker/dealers to provide penny stock investors with increased risk disclosure documents and make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These heightened disclosure requirements may have the effect of reducing the number of broker/dealers willing to make a market in our shares, thereby reducing the level of trading activity in any secondary market that may develop for our shares. Consequently, shareholders in our securities may find it difficult to sell their securities, if at all.

ALL OF OUR PRESENTLY ISSUED AND OUTSTANDING COMMON SHARES ARE RESTRICTED UNDER RULE 144 OF THE SECURITIES ACT, AS AMENDED. WHEN THE RESTRICTION ON ANY OR ALL OF THESE SHARES IS LIFTED, AND THE SHARES ARE SOLD IN THE OPEN MARKET, THE PRICE OF OUR COMMON STOCK COULD BE ADVERSELY AFFECTED

All of the presently outstanding shares of common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which became effective on or about February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405, ceases to be a “shell company” and files Form 10 information with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Securities and Exchange Act of 1934 (the “Exchange Act”). Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or an Issuer that has at anytime previously been a reporting or non-reporting shell company as defined in Rule 405, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

At the present time, the Company is classified as a “shell company” under Rule 405 of the Securities Act. As such, all restricted securities presently held by any founder of the Company may not be resold in reliance on Rule 144 until: (1) the Company files Form 10 information with the SEC when it ceases to be a “shell company”; (2) the Company has filed all reports as required by Section 13 and 15(d) of the Securities Act for twelve consecutive months; and (3) one year has elapsed from the time the Company files the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

WE MAY BE UNABLE TO GENERATE SUSTAINABLE REVENUE WITHOUT SUBSTANTIAL SALES, MARKETING OR DISTRIBUTION CAPABILITIES

The Company has not substantially commenced its planned business strategy and does not have any significant sales or marketing capabilities in place yet. We cannot guarantee that we will be able to develop a sales and marketing plan or effective operational capabilities. In the event we are unable to successfully implement these objectives, we may be unable to continue operations.

Item 1B. Unresolved Staff Comments

This section is not applicable.

Item 2. Description of Properties

We do not own or lease any properties and at this time have no agreements to own or lease any properties in the near future.

Item 3. Legal Proceedings

The Company is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Company that may reasonably result in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of security holders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not yet quoted on OTC Bulletin Board. We cannot guarantee that a meaningful trading market will ever develop.  If a market ever develops for our common stock, of which we cannot guarantee, the trading price of our common stock could be subject to wide fluctuations in response to various events or factors, many of which are or will be beyond our control.  In addition, the stock market may experience extreme price and volume fluctuations, which, without a direct relationship to our operating performance, may affect the market price of our stock.

Holders

As of December 31, 2009, we had 22, 750,000 shares of $0.001 par value common stock issued and held by three (3) shareholders of record.

The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to our common stock.

We do not have a transfer agent as yet.

Dividends

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain future earnings, if any, for development of our business and therefore do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

“Penny Stock” Regulations

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (1) that a broker or dealer approve a person’s account for transactions in penny stocks; and (2) the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (1) obtain financial information and investment experience objectives of the person; and (2) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our Company Securities

(a) Capital Stock

Common Stock:

The Company is authorized by its Certificate of Incorporation, as amended, to issue an aggregate of 100,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”). As of December 31, 2009, there were 22,750,000 shares of Common Stock issued and outstanding.

Preferred Stock:

The Company is not authorized to issue any preferred stock.

Voting Rights:

Preemptive Rights

No holder of any shares of Active Health Foods, Inc.’s stock has preemptive or preferential rights to acquire or subscribe to any unissued shares of any class of stock or any unauthorized securities convertible into or carrying any right, option or warrant to subscribe for or acquire shares of any class of stock not disclosed herein.

Non-Cumulative Voting

Holders of Active Health Foods, Inc. common stock do not have cumulative voting rights.

Dividend Policy

As of the date of this prospectus, Active Health Foods, Inc. has never declared nor paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of the Board of Directors and will depend upon earnings, if any, capital requirements, our financial position, general economic conditions, and other factors deemed pertinent by the Board of Directors. The Company does not contemplate declaring dividends in the foreseeable future.

(b) Market Information

Our common stock is not yet quoted on OTC Bulletin Board. We cannot guarantee that a meaningful trading market will ever develop.  If a market ever develops for our common stock, of which we cannot guarantee, the trading price of our common stock could be subject to wide fluctuations in response to various events or factors, many of which are or will be beyond our control.  In addition, the stock market may experience extreme price and volume fluctuations, which, without a direct relationship to our operating performance, may affect the market price of our stock.

(c) Holders of the Company's Securities

As of December 31, 2009, there were three (3) holders of record of shares of the Company’s Common Stock.

(d) Dividends

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain future earnings, if any, for development of our business and therefore do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

Recent Sales of Unregistered Securities

Since inception on January 9, 2008, Active Health Foods, Inc. issued the following unregistered securities in private transactions without registering the securities under the Securities Act:

On or about January 9, 2008, Gregory Manos, the sole officer and director of the Company, was issued 200,000 shares of common stock for services and expenses, paid on behalf of the Company, related to the founding and incorporation of the Company. These shares were valued at $0.001 (par value) per share or $200.00 in the aggregate. This transaction was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2).

On or about January 17, 2008, Shanais V. Pelka, holding a PhD in food science, was issued 100,000 shares of common stock for services related to the development of the products of the Company. These shares were valued at $0.001 (par value) per share or $100.00 in the aggregate. This transaction was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2).

On or about January 17, 2008, Manos Beverages, Inc. was issued 700,000 shares of common stock for services related to the development of the Company and products of the Company. These shares were valued at $0.001 (par value) per share or $700.00 in the aggregate. This transaction was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2).

On or about September 14, 2009, Manos Beverages, Inc. transferred to Gregory Manos 700,000 shares of common stock in Active Health Foods, Inc. for services and expenses related to the development of the products of the Company. These shares were valued at $0.001 (par value) per share or $700.00 in the aggregate. This transaction was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2).

On or about September 14, 2009, Gregory Manos, the sole officer and director of the Company, was issued 20,000,000 shares of common stock for services to the Company in lieu of salary and reimbursement for expenses. These shares were valued at $0.001 (par value) per share or $20,000.00 in the aggregate. This transaction was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2).

On or about September 14, 2009, Nevada Business Development Corporation was issued 1,750,000 shares of common stock for services and expenses, paid on behalf of the Company, related to general business consulting, development of the Company and management of its corporate documents. These shares were valued at $0.001 (par value) per share or $1,750.00 USD in the aggregate. This transaction was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2).

The price of the common stock issued above was arbitrarily determined and bore no relationship to any objective criterion of value. At the time of issuance, the Company was recently formed, in the process of being formed, in the process of being developed, and/or developing its strategic business plan and possessed no assets.

All of the transactions above were transactions by the Company not involving any public offering as required by the exemption provided from the registration provisions of the Securities Act of 1933, as amended. As such, no advertising or general solicitation was employed in offering any of the securities by the Company. All certificates evidencing the securities issued in such transactions will bear restrictive legends as securities issued in non-registered transactions that may only be resold in compliance with applicable federal and state securities laws. The applicable subscription documents relating to such transactions contained acknowledgments by the purchaser of such securities that the securities being acquired have not been registered, were restricted securities, could only be resold in compliance with applicable federal and state securities laws and the certificates evidencing such securities would bear restrictive legends.

Item 6. Selected Financial Data

This section is not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under "Risk Factors” and elsewhere in this Annual Report.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, and state other “forward-looking” information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this Annual Report. See "Risk Factors."

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Active” in this Annual Report collectively refers to the Company.

Plan of Operation

Active Health Foods, Inc. was incorporated on January 9, 2008 in the State of California, under the same name.

As of December 31, 2009, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.

Active Health Foods, Inc. has a principal business objective of providing competitively priced, premium quality, organic energy bars. Active Health Foods, Inc. has developed the brand name “Active XTM” for its energy bars. The term “Active XTM” was trademarked by the company on May 6, 2008.  Active XTM energy bars are very moist, organic and natural, made from a proprietary formula developed by and exclusive to Active Health Foods, Inc. This proprietary blend only uses high quality natural and organic ingredients. Active XTM energy bars come in five flavors:

►           Almond Chocolate Delight

►           Peanut Butter Chocolate Joy

►           Cashew Berry Dream

►           Coconut Cocoa Passion

►           Double Chocolate Chip

Each energy bar is 1.8 net ounces and comes wrapped in a distinctive, decorated full color wrapping. Each flavor is packaged into a full color decorated display box, which is specifically designed to be used as a counter display for the retailer. Each uniquely designed display box holds 16 bars. There are eight display boxes to a case, for a total of 128 bars per case

As of the date of this document, we have generated nominal revenues and substantial expenses. This resulted in a net loss since inception, which is attributable to general and administrative expenses.

Since incorporation, we have financed our operations primarily through minimal initial capitalization and nominal sales.

To date we have not implemented our planned principal operations. The realization of revenues in the next 12 months is critically important in the execution of our plan of operations. However, we cannot guarantee that we will generate such growth. If we do not produce sufficient cash flow to support our operations over the next 12 months, we may need to raise additional capital by issuing stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain any financing. We cannot assure any investor that, if needed, sufficient financing can be obtained or, if available, that it will be available on reasonable terms. Without realization of additional capital, if needed, it would be unlikely for operations to continue.

Active Health Foods, Inc.’s management does not expect to conduct any research and development.

Active Health Foods, Inc. currently does not own any significant plant facilities or equipment that it would seek to refinance or sell in the near future. The Company does not envision purchasing any significant equipment in the near future.

Our management does not anticipate any significant changes in the number of employees in the next 12 months. Currently, we believe the services provided by our sole officer and director are sufficient at this time.

We have not paid for expenses on behalf of any director. Additionally, we believe that this practice will not materially change.

Liquidity and Capital Resources

As of December 31, 2009, we had limited cash of $3,418 and an accumulated deficit during the development stage (Inception to December 31, 2009) of $256,880. Our operating activities had a net loss of $39,679 in cash for the fiscal year period ended December 31, 2009, while our operations had a net loss of $217,201 in cash in the fiscal year ended December 31, 2008. The decrease in uses of operating cash was primarily attributable to a decrease in start-up costs and a decrease in activity.

We did not realize any revenue during the fiscal year ended December 31, 2009 as opposed to revenues of $16,764 for the period commencing January 9, 2008 (inception) and ending December 31, 2009. Due to the foregoing and our status as a shell company, as of December 31, 2009, our auditors have expressed their doubt as to our ability to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and development of a consistent source of revenues. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its strategic business plan, become profitable and to be able to sustain such profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that the Company will require substantial cash infusion for the next twelve months to fund its operations. There is no guarantee that such cash infusion will be available.

At December 31, 2009, the Company had loans and notes outstanding of $84,000, related-party payables of $139,948 and a current accounts payable of $14,500.

Results of Operations

Fiscal Year Ended December 31, 2009 Compared to December 31, 2008

The following table summarizes the results of our operations during the fiscal years ended December 31, 2009 and 2008, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/2009 (Audited)	12/31/2008 (Audited)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$0	$16,764	$(16,764)	(168)%
Total Operating Expenses	$39,679	$165,878	$(126,199)	(418%)
Net (Loss)	$(39,679)	$(217,201	$(177,522)	(547%)
Loss Per Share of Common Stock	$(0.01)	$(0.22)	$(0.21)	0%

Assets. At December 31, 2009, we had $3,418 cash on hand. On December 31, 2008, we had $17 cash on hand. This minimal amount of cash on hand and nominal increase was principally due to loans being received.

Total Current Liabilities. Our Total Current Liabilities increased to $238,448 on December 31, 2009 from $217,118 on December 31, 2008. This increase in Total Current Liabilities was due to additional start-up activities and increased administrative activity.

Revenues. Our Revenues were $0 for the fiscal year ended December 31, 2009, a decrease from $16,764 for the fiscal year ended December 31, 2008. This decrease was due to a lack of product to market and sell.

Operating Expenses. Our Total Operating Expenses decreased to $39,679 for the fiscal year ended December 31, 2009 from $165,878 for the fiscal year ended September 30, 2008. This decrease in Total Operating Expenses was due to decreased business activity.

Net Loss. We recorded a Net Loss of $39,679 for the fiscal year ended December 31, 2009 as compared with a Net Loss of $217,201 for the fiscal year ended December 31, 2008. The decrease in Net Losses was due to decreased business activity.

Total Stockholders’ Deficit. Total Stockholders’ Deficit increased to $235,030 on December 31, 2009 from $217,101 on December 31, 2008. This increase in Total Stockholders’ Equity was due to expenses related to additional start-up costs and decreased business activity.

Since inception, we have generated $16,764 in revenues and have incurred a cumulative net loss of $256,880.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates. Due to the fact that the Company does not have any operating business, we do not believe that we do not have any such critical accounting policies.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

This section is not applicable.

Item 8. Financial Statements and Supplementary Data

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Active Health Foods, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Active Health Foods, Inc. (A Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conduct our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Active Health Foods, Inc. (A Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SADLER, GIBB AND ASSOCIATES, LLC

Salt Lake City, UT
April 9, 2010

ACTIVE HEALTH FOODS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2009	2008
		(Restated)
CURRENT ASSETS
Cash	$3,418	$17

Total Current Assets	3,418	17

TOTAL ASSETS	$3,418	$17

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$14,500	$1,197
Related-party payable	139,948	131,921
Notes payable	84,000	84,000

Total Current Liabilities	238,448	217,118

LONG-TERM LIABILITIES
Notes payable, net of discount	-	-

Total Long-term Liabilities	-	-

TOTAL LIABILITIES	238,448	217,118

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock;100,000,000 shares authorized,
at $0.001 par value, 22,750,000 and 1,000,000
shares issued and outstanding, respectively	22,750	1,000
Additional paid-in capital	(900)	(900)
Deficit accumulated during the development stage	(256,880)	(217,201)

Total Stockholders' Equity (Deficit)	(235,030)	(217,101)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$3,418	$17

The accompanying notes are an integral part of these financial statements.

ACTIVE HEALTH FOODS, INC.
(A Development Stage Company)
Statements of Operations

		From	From
		Inception on	Inception on
	For the	January 9,	January 9,
	Year Ended	2008 Through	2008 Through
	December 31,	December 31,	December 31,
	2009	2008	2009
		(Restated)

REVENUES	$-	$16,764	$16,764
COST OF SALES	-	27,578	27,578

GROSS PROFIT	-	(10,814)	(10,814)

OPERATING EXPENSES

Impairment of intangible assets	-	64,592	64,592
General and administrative	39,679	101,286	140,965

Total Operating Expenses	39,679	165,878	205,557

LOSS FROM OPERATIONS	(39,679)	(176,692)	(216,371)

OTHER INCOME

Interest expense	-	(40,509)	(40,509)

Total Other Income (Expense)	-	(40,509)	(40,509)

LOSS BEFORE INCOME TAXES	(39,679)	(217,201)	(256,880)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(39,679)	$(217,201)	$(256,880)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.22)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	7,435,616	997,759

The accompanying notes are an integral part of these financial statements

ACTIVE HEALTH FOODS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(Restated)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on January 9, 2008	-	$-	$-	$-	$-
Issuance of founders' shares	900,000	900	(900)	-	-

Shares issued for purchase of assets	100,000	100	-	-	100

Net loss from January 9, 2008 to
December 31, 2008	-	-	-	(217,201)	(217,201)
Balance, December 31, 2008	1,000,000	1,000	(900)	(217,201)	(217,101)
Common stock issued for services	20,000,000	20,000	-	-	20,000
Common stock issued for services	1,750,000	1,750	-	-	1,750

Net loss for the year ended
December 31, 2009	-	-	-	(39,679)	(39,679)
Balance, December 31, 2009	22,750,000	$22,750	$(900)	$(256,880)	$(235,030)

The accompanying notes are an integral part of these financial statements.

ACTIVE HEALTH FOODS, INC.
(A Development Stage Company)
Statements of Cash Flows

		From	From
		Inception on	Inception on
	For the	January 9,	January 9,
	Year Ended	2008 Through	2008 Through
	December 31,	December 31,	December 31,
	2009	2008	2009
		(Restated)
OPERATING ACTIVITIES
Net loss	$(39,679)	$(217,201)	$(256,880)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	21,750	-	21,750
Impairment of intangible assets	-	64,592	64,592
Amortization of discount on notes payable	-	40,509	40,509
Changes in operating assets and liabilities:
Change in accounts payable and accrued expenses	13,303	1,197	14,500
Net Cash Used in Operating Activities	(4,626)	(110,903)	(115,529)

INVESTING ACTIVITIES
Purchase of intangible assets	-	(5,000)	(5,000)
Net Cash Used in Investing Activities	-	(5,000)	(5,000)

FINANCING ACTIVITIES
Repayment of loans	-	(16,000)	(16,000)
Proceeds from related party loans	12,440	232,115	244,555
Repayment of related party loans	(4,413)	(100,195)	(104,608)
Net Cash Provided by Financing Activities	8,027	115,920	123,947

NET INCREASE IN CASH	3,401	17	3,418
CASH AT BEGINNING OF PERIOD	17	-	-
CASH AT END OF PERIOD	$3,418	$17	$3,418

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for assets	$-	$100	$100
Debt assumed in acquisition of assets	$-	$100,000	$100,000

The accompanying notes are an integral part of these financial statements.

ACTIVE HEALTH FOODS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization
Active Health Foods, Inc. (“the Company”) was incorporated on January 9, 2008, as a California corporation to develop and market health foods and nutritional supplements.  The Company has limited revenues and operations and accordingly, therefore is classified as being in the development stage.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Reclassifications
The Company has made certain reclassifications to the 2008 financial statements herein, in order for the 2008 financial results to be comparable to the 2009 financial statements. The reclassifications did not impact total assets, total liabilities, total stockholders’ deficit or net loss for 2008.

Cash and Cash Equivalents
For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Concentrations of Risk
The Company’s bank accounts are held in insured institutions. The funds are insured up to $250,000 USD. At December 31, 2009, the Company’s bank deposits did not exceed the insured amounts.

Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories.  As of December 31, 2009 and 2008, an allowance for doubtful receivables $-0- and    $-0-, respectively, was considered necessary.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.

Inventory
In accordance with ASC 330, the Company’s inventories are recorded at the lower of cost or market. The Company has no inventory as of December 31, 2009 and 2008.

Impairment of Long-Lived Assets
Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. During the year ended December 31, 2008, the Company recorded an impairment of its assets in the amount of $64,592.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company recognizes revenue net of an allowance for estimated returns, at the time the merchandise is sold or services performed. The allowance for sales returns is estimated based on the Company’s historical experience. Sales taxes are presented on a net basis (excluded from revenues and costs). Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Advertising
The Company follows the policy of charging the costs of advertising to expense as incurred. The Company has not incurred advertising costs as of December 31, 2009 and 2008.

Provision for Taxes
The Company applies ASC 740, which requires the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

The Company adopted ASC 740, at the beginning of fiscal year 2008. This interpretation requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The adoption of ASC 740 had no material impact on the Company’s financial statements.

Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The Company computes net income (loss) per share in accordance with ASC 260. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. The Company had no common stock equivalents outstanding as of December 31, 2009 and 2008.

	For the Year Ended December 31,
	2009	2008
Net Loss (Numerator)	$(39,679)	$(217,201)
Shares (Denominator)	7,435,616	997,759
Per share (total)	$(0.01)	$(0.22)

Recently Issued Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

Recently Issued Accounting Pronouncements (continued)
In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 2 - RESTATED FINANCIAL STATEMENTS

In conjunction with the audit of the Company’s financial statements for the year ended December 31, 2009, the Company discovered various material errors in the previously filed financial statements for the year ended December 31, 2008.   These misstatements are the result of the misclassification of borrowed funds as equity as opposed to related party payables.  The Company also erroneously recorded repayments of these loans as general and administrative expenses.  These errors resulted in the overstatement of operating expenses by approximately $122,000, the overstatement of additional paid-in capital by approximately $238,000 and the understatement of relate party loan of approximately $132,000.  Additionally, the Company was found to be in default of its notes payable agreements as of December 31, 2008 which triggers a due on demand clause in the payable agreements.  As part of this restatement the Company has fully amortized all discounts on notes payable previously recorded and booked the interest expense totaling approximately $37,000 related to that amortization.  Additionally, the entire note balance has been reclassified into current liabilities.

Included in this filing are the restated 2008 fiscal year financial statements.  For comparative purposes, the table below presents the reaudited balance sheets, income statements and statements of cash flows compared to the original filing.

NOTE 2 - RESTATED FINANCIAL STATEMENTS (CONTINUED)

ASSETS
	December 31,	December 31,
	2008	2008	Difference
	(Restated)	(Original)
CURRENT ASSETS
Cash	$17	$17	$-
Total Current Assets	17	17	-
TOTAL ASSETS	$17	$17	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,197	$1,197	$-
Related-party payable	131,921	-	131,921
Notes payable	84,000	7,639	76,361

Total Current Liabilities	217,118	8,836	208,282

LONG-TERM LIABILITIES

Notes payable, net of discount	-	38,952	(38,952)

Total Long-term Liabilities	-	38,952	(38,952)

TOTAL LIABILITIES	217,118	47,788	169,330

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock;100,000,000 shares authorized,
at $0.001 par value, 22,750,000 and 1,000,000
shares issued and outstanding, respectively	1,000	100	900
Additional paid-in capital	(900)	237,473	(238,373)
Deficit accumulated during the development stage	(217,201)	(285,344)	68,143

Total Stockholders' Equity (Deficit)	(217,101)	(47,771)	(169,330)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$17	$17	$-

NOTE 2 - RESTATED FINANCIAL STATEMENTS (CONTINUED)

Statements of Operations

	From	From
	Inception on	Inception on
	January 9,	January 9,
	2008 Through	2008 Through
	December 31,	December 31,
	2008	2008	Difference
	(Restated)	(Original)

REVENUES	$16,764	$16,764	$-
COST OF SALES	27,578	12,093	15,485

GROSS PROFIT	(10,814)	4,671	15,485

OPERATING EXPENSES

Impairment of intangible assets	64,592	64,502	90
General and administrative	101,286	222,963	(121,677)

Total Operating Expenses	165,878	287,465	(121,587)

LOSS FROM OPERATIONS	(176,692)	(282,794)	106,102

OTHER INCOME

Interest expense	(40,509)	(3,050)	(37,459)
Gain on extinguishment of debt	-	500	(500)

Total Other Income (Expense)	(40,509)	(2,550)	(37,959)

LOSS BEFORE INCOME TAXES	(217,201)	(285,344)	68,143
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(217,201)	$(285,344)	$68,143

BASIC AND DILUTED LOSS PER SHARE	$(0.22)	$(0.29)	$0.07
WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	997,759	997,765	(6)

NOTE 2 - RESTATED FINANCIAL STATEMENTS (CONTINUED)

Statements of Cash Flows

	From	From
	Inception on	Inception on
	January 9,	January 9,
	2008 Through	2008 Through
	December 31,	December 31,
	2008	2008	Difference
	(Restated)	(Original)
OPERATING ACTIVITIES
Net loss	$(217,201)	$(285,344)	$68,143
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	-	-
Gain on extinguishment of debt	-	(500)	500
Impairment of intangible assets	64,592	64,502	90
Ammortization of discount on notes payable	40,509	3,050	37,459
Changes in operating assets and liabilities:
Change in accounts payable and accrued expenses	1,197	1,197	-

Net Cash Used in Operating Activities	(110,903)	(217,095)	106,192

INVESTING ACTIVITIES
Purchase of intangible assets	(5,000)	(5,000)	-
Net Cash Used in Investing Activities	(5,000)	(5,000)	-

FINANCING ACTIVITIES
Repayment of loans	(16,000)	(15,451)	(549)
Proceeds from related party loans	232,115	-	232,115
Repayment of related party loans	(100,195)	-	(100,195)
Capital contributed by shareholders	-	237,563	(237,563)
Net Cash Provided by Financing Activities	115,920	222,112	(106,192)

NET INCREASE (DECREASE) IN CASH	17	17	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$17	$17	$-

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4- INTANGIBLE ASSETS

On January 17, 2008 the Company entered into an asset purchase agreement to acquire certain trade secrets and trademarks.  The Company paid $5,000 cash; issued 100,000 shares of common stock valued at $100 and assumed $59,492 of net liabilities in exchange for formulas and trade secrets.

The Company valued the assets acquired at $64,592 and attributed half of the value to the trademarks and half to the trade secrets as noted in the table below.  In accordance with ASC 360, management has performed an impairment analysis based on future cash flows associated with the assets.   This analysis resulted in management impairing the value of these assets to zero and recognizing an impairment loss of $64,592 during the year ended December 31, 2008.  The following table shows the carrying value of the Company’s intangible assets as of December 31, 2008.

Trademarks	$32,296
Trade secrets	32,296
Intangible assets prior to impairment	64,592
Impairment	(64,592)
Net intangible assets	$-

NOTE 5 – RELATED PARTY PAYABLES

During the years ended December 31, 2009 and 2008, the Company had borrowed a total of $139,948 and $131,921 from an officer of the Company to finance the ongoing operations of the Company.  These payables are non interest bearing, are unsecured and are due on demand.

NOTE 6 - NOTES PAYABLE

On January 17, 2008 the Company entered into an asset purchase agreement to acquire certain trade secrets and trademarks.  The Company paid $5,000 cash; issued 100,000 shares of common stock valued at $100 and assumed $59,492 of net liabilities in exchange for formulas and trade secrets.

The $59,492 of net liabilities are comprised of a $10,000 note, which was repaid shortly after the acquisition, and two $45,000 notes that are payable in equal monthly installments in the amount of five hundred dollars ($500) for ninety (90) months continuing through September, 2015.  In the event the Company becomes delinquent on payments, the notes become payable on demand.  The notes do not accrue interest and have no prepayment penalty.  Since the notes do not accrue interest, the Company has computed an imputed interest on the notes and recorded a corresponding discount.  The interest rate used to calculate the imputed interest is eight percent (8%).

Summary of the calculation of the discount on the notes are as follows:

PV of loan discounted at 8%	$49,491
Undiscounted value of loan	90,000
Net discount	$(40,509)

As of December 31, 2008, the Company was delinquent in its payments of these two notes.  Therefore, the Company has recognized the full discount on the note as interest expense and has reclassified the entire note balance to current liabilities.   As of December 31, 2009 the Company has recognized $40,509 in imputed interest expense.  As of December 31, 2009 the balance of the notes totals $84,000.  As the notes are due on demand, thus there are no future annual maturities to report.

NOTE 7 - COMMON STOCK ISSUANCES

During 2008, the Company issued 900,000 shares of its common stock to its founders. The Company issued 100,000 shares of its common stock as part of an asset purchase agreement valued at $100.

During 2009, the Company issued 20,000,000 shares to its founders for services valued at $20,000. The Company also issued 1,750,000 to other consultants for services valued at $1,750.

NOTE 8 - INCOME TAXES

No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since inception.  Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance since it is currently not likely that the Company will be significantly profitable in the near future to take advantage of the losses.  The provision for income taxes consists of the following:

	Years Ended December 31,
	2009	2008
Current taxes	$(15,475)	$(84,708)
Common stock issued for services	8,483	-
Impairment of intangible assets	-	25,191
Benefits of operating loss carryforward	6,992	59,517
Total provision for income taxes	$-	$-

The following table shows the components of the Company’s deferred tax assets.

	Years Ended December 31,
	2009	2008
Deferred Tax Assets
Loss carryforward (expire through 2029)	$ (74,992)	$ (84,708)
Impairment of intangible assets	-	25,191
Stock compensation expense	8,483	-
Total gross deferred tax asset	66,509	59,517
Valuation allowance	(66,509)	(59,517)
Net deferred taxes	-	-
Deferred tax liabilities	-	-
Net deferred taxes	$ -	$ -

The valuation allowance has increased $6,992 during the period ended December 31, 2009. The Company adopted the provisions of ASC 740 at the beginning of fiscal year 2008. As a result of this adoption, the Company has not made any adjustments to deferred tax assets or liabilities. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company has not had operations resulting in net income and is carrying a large Net Operating Loss as disclosed above. Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this filing, and there are no material subsequent events to report other than those reported.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes or disagreements with our accounting firm.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency: We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any audit adjustments to our financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is, upon consummation of a merger with a private operating company, to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None
PART III

It em 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth certain information concerning our officers and directors.

Name and Address                                Age           Position                                                      Period of Service

Gregory Manos                                           56           President, Secretary, Treasurer                                                      January 9, 2008 (inception) to the present
Chief Executive Officer
Chief Accounting Officer
Director

Our directors hold office until the next annual meeting of the stockholders, typically held on or near the anniversary date of inception, and until successors have been elected and qualified. Our officers are appointed by our directors and hold office until resignation or removal from office.

Identification of Significant Employees

The Company does not presently have any full or part-time employees. The sole officer and director of the Company is providing time and services as necessary for the development of the Company. We do not anticipate hiring any employees in the future until we further develop our business plan.

Family Relationships

There are no family relationships between any director, executive officer, or person nominated or chosen by the registrant to become a director or executive officer.

Business Experience of Each Director and Executive Officer

Gregory Manos, President, Treasurer, Chief Executive Officer, Chief Accounting Officer, and Director – Gregory Manos has been in all facets of the food and beverage industry with over 35 years experience in the industry at every level including sales and management. Mr. Manos’ extensive background includes: the position of department manager with Ralph’s Grocery Company from 1972 to 1979, where he performed the duties of department manager in all departments of this major grocery chain store, and completed Ralph’s two year management program; general sales manager with Markstein Beverage Company from 1977 to 1982, where he was responsible for the sales department of one of the largest Budweiser distributors on the West Coast, managing a sales and delivery staff of 112; district manager with Wisdom Import Company from 1982 to 1984, where he was responsible for sales and marketing of all product lines for Northern California and Nevada, directing 35 independent beer distributors, and had the additional responsibility for product sales in all major chain stores; regional sales manager for Golden Brands Marketing from 1984 to 1989, where he was responsible for sales and marketing of all company product lines on the West Coast, directed and managed independent distributors and introduced Evian Water and Jolt Cola to the marketplace; regional sales manager for Labatts USA, Inc from 1989 to 1992, where he was responsible for sales and marketing of all company product lines for the West Coast, developed and managed marketing plans, sales goals and budgets, established and maintained trade relationships with key individuals to facilitate program acceptance and secured business relationships with all major chain store headquarters; regional sales manager for Golden Brands Marketing Company from 1992 to 1996, where he was responsible for sales and marketing of all company product lines, managed all aspects of the new business operation for the West Coast, developed and structured the entire business for the parent company, including opening expansion markets, hiring and training new employees, creating and implementing marketing plans, sales, goals and budgets and oversaw the introduction of Clearly Canadian to the entire West Coast; national sales manager for Aloe Splash, Inc. from 2000 to 2003, where he was responsible for the entire business operations including the initial market introduction, roll-out for a beverage called Aloe Splash, hiring of employees, managing all distributors, developing market plans and overseeing the entire market execution through a network of beer distributors; director of sales of Aqua Vie Beverage Corporation from 2003 to 2005, where he was responsible for the introduction and placement of the brand Aqua Vie into all of the major chain store accounts in the states of California, Nevada, Arizona and Texas.

Mr. Manos has a proven record in successful product identification, development and introduction and consistently builds organizations with major sales and profitability for consumer products.

Legal Proceedings

Gregory Manos, the sole officer and director of the Company, has never filed for bankruptcy nor had a receiver, fiscal agent or similar officer appointed by a court for any business or property of his, has never been convicted in a criminal proceeding and is not a named subject of any pending criminal proceeding.  Nor has Gregory Manos ever been the subject of any order enjoining him from any type of business, securities or banking activities, or ever been found to have violated any federal or state securities law.

Promoters and Control Persons

At the time of this filing, we are not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters.

Board Committees

Our board of directors has not established any committees, including an audit committee, a compensation committee, a nominating committee or any committee or committees performing similar functions. The functions of those committees are being undertaken by the entire board as a whole. Because we do not have any independent directors, our board of directors believes that the establishment of committees of the board would not provide any benefits to our company, could be considered more form than substance and would distract from our present goals of implementing our strategic production and marketing plans and becoming an economically viable company.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, all of the Company's executive officers, directors and greater than 10% beneficial owners of its Common Stock have complied with Section 16(a) filing requirements applicable to them during the Company's most recent fiscal year.

Code of Business Conduct and Code of Ethics

Our Board of Directors has adopted a code of business conduct and ethics which was previously filed with the Securities and Exchange Commission.

Item 11. Executive Compensation

DIRECTOR AND OFFICER COMPENSATION

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
Gregory Manos	2008	-	-	-	-	-	-	-
Officer and Director	2009	-	-	-	-	-	-	-

We have not formulated plans as to the amounts of future cash compensation. Any additional personnel required would have salaries negotiated.

No past officer or director of the Company has received any compensation and none is due or payable. Our sole current officer and director, Gregory Manos, does not receive any compensation for the services he renders to the Company, has not received compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. We currently have no formal written salary arrangement with our sole officer. Mr. Manos may receive a salary or other compensation for services that he provides to the Company in the future. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

Significant Employees

We have no significant employees other than our executive officers and directors named in this Annual Report.

Committees of the Board of Directors

Because of our limited resources, our Board does not currently have an established audit committee or executive committee. The current member of the Board performs the functions of an audit committee, governance/nominating committee, and any other committee on an as needed basis. If and when the Company grows its business and/or becomes profitable, the Board intends to establish such committees.

Code of Business Conduct and Code of Ethics

Our Board of Directors has not adopted a Code of Business Conduct and Ethics.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

This section is not applicable.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of the date of this Annual Report by (i) each Named Executive Officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the issuer unless otherwise noted.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)

Common Stock	Gregory Manos	20,900,000	91.87%
Common Stock	President, CEO and Director Nevada Business Development Corporation	1,750,000	7.7%

(1)
The percentage of common stock held by each listed person is based on 22,750,000 shares of common stock issued and outstanding as of the date of this Annual Report. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

There have been no transactions or any currently proposed transaction, in which the registrant was or is to be a participant and in which any related person had or will have a direct or indirect material interest.

Promoters and Certain Control Persons

The Company has not had a promoter at any time. The only control person is the founder and sole officer and director, Gregory Manos.

Director Independence

The OTCBB to which we are attempting to have our shares of common stock quoted does not have any director independence requirements. In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a)(15). Based on those widely-accepted criteria, we have determined that our Directors are not independent at this time.

No member of management is or will be required by us to work on a full time basis, although our president currently devotes fulltime to us. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.
Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Item 14. Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2009	$0
2008	$0

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$0
2008	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2009	$0
2008	$0

 (4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0
2008	$0

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year ended December 31, 2009 that were attributed to work performed by persons other than the principal accountant’s full time permanent employees was 0%.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements

The following is a list of the Financial Statements required to be filed and included in Item 8 of Part II of this report:

 (a)(2)  Financial Statement Schedules

Schedules not included herein are omitted because they are inapplicable, not required or because the required information is provided in the financial statements and notes thereto.

(a)(3)  Exhibits

Exhibit	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIVE HEALTH FOODS, INC.

Dated: April 14, 2010	By:	/s/ Gregory Manos
Gregory Manos
President, CEO and Director (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gregory Manos	April 14, 2010
Gregory Manos
Principal Executive Officer

/s/ Gregory Manos	April 14, 2010
Gregory Manos
Principal Financial Officer

/s/ Gregory Manos	April 14, 2010
Gregory Manos
Principal Accounting Officer
/s/ Gregory Manos	April 14, 2010
Gregory Manos
Director