Form 10-K
Active Health Foods, Inc.
filed 2011-03-17
CIK 1477472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

State issuer’s revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $0.

As of December 31, 2010, there were 22,750,000 shares of Common Stock, $0.001 par value per share, issued and outstanding.

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

Description of Business

Principal Products and Services and Their Markets

Present Products

Active Health Foods, Inc. has developed the brand name “Active XTM” for its energy bars. The term “Active XTM” was trademarked by the company on May 6, 2008. Active XTM energy bars are very moist and flavorful, made from a proprietary formula developed by and exclusive to Active Health Foods, Inc. This proprietary blend only uses high quality natural and organic ingredients. Active XTM energy bars come in four flavors:

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

RISKS ASSOCIATED WITH OUR BUSINESS

RISK FACTORS

The following are risk factors which are directly related to the Company’s business, financial condition and this offering. Investing in our securities involves a high degree of risk and you should not invest in these securities unless you can afford to lose your entire investment. You should read these risk factors in conjunction with other more detailed disclosures located elsewhere in this prospectus.

THE COMPANY’S OPERATIONS DEPEND EXCLUSIVELY ON GREGORY MANOS WHO HAS NO EXPERIENCE IN PUBLIC COMPANIES

Active Health Foods, Inc.’s operations depend solely on the efforts Gregory Manos, the sole officer and director of the Company.  Mr. Manos has no experience related to public company management.  Because of this, we may be unable to offer and sell the shares in this offering, develop our business or manage our public reporting requirements. The Company cannot guarantee that it will be able to overcome any such obstacles.

THE COMPANY’S SOLE OFFICER AND DIRECTOR INVOLVED IN OTHER EMPLOYMENT OPPORTUNITIES

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

ANY INVESTMENT IN THESE SECURITIES IS SPECULATIVE AND INVOLVES A HIGH DEGREE OF UNCERTAINTY

Investment in the securities offered herein is speculative, involves a high degree of uncertainty, is subject to a number of risks and is suitable only for investors of substantial financial means.  Prospective investors should carefully consider the following risk factors in addition to the other information contained in this prospectus, before making an investment decision concerning the common stock offered in this prospectus. Only those investors who are prepared to potentially risk a total financial loss of their investment in this company should consider investing. Any of the following risks could have a material adverse effect on the Company’s business, financial condition, operations or prospects and cause the value of our common stock to decline, which could cause you to lose all or part of your investment. When determining whether to invest, you should also refer to and consider the other information in this prospectus, including, but not limited to, the financial statements and related notes.

ALL INFORMATION HEREIN INCLUDING ALL FORWARD-LOOKING STATEMENTS SHOULD BE CONSIDERED
CAREFULLY

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

IF WE ARE UNABLE TO CONTINUE AS A GOING CONCERN, INVESTORS MAY FACE A COMPLETE LOSS OF THEIR INVESTMENT

As of the date of this prospectus, we have commenced operations and generated limited revenues.  Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. If our business fails, our investors in may face a complete loss of their investment.

BECAUSE WE HAVE ONLY RECENTLY COMMENCED BUSINESS OEPRATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE

We have no significant operating history nor do we have anyone experienced in managing a public company. There is no assurance that we will be able to maintain any sustainable operations. It is not possible at this time to predict success with any degree of certainty due to problems associated with the commencement of new business. An investor should consider the risks, expenses and uncertainties that a developing company like ours faces. Potential investors should be aware that there is a substantial risk of failure associated with any new business venture as a result of problems encountered in connection with the commencement of new operations. These problems include, but are not limited to, an unstable economy, unanticipated problems relating to the entry of new competition, unanticipated moves by existing competition and unexpected additional costs and expenses that may exceed current estimates. Also, to date, we have completed only partial development of our intended operations and we can provide no assurance that our company will have a successful commercial application. There is no operating history upon which to base any projections as to the likelihood that we will prove successful in our current business plan, and thus there can be no assurance that we will be a viable, ongoing concern.

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

PURCHASERS IN THIS OFFERING WILL HAVE LIMITED CONTROL OVER DECISION MAKING BECAUSE THE COMPANY’S SOLE OFFICER AND DIRECTOR CONTROLS A MAJORITY OF THE ISSUED AND OUTSTANDING COMMON STOCK

The present management owns a majority of the outstanding common stock at the present time and will continue to own a majority of the outstanding common stock even if the maximum number of common shares is purchased in this offering. As a result of such ownership, investors in this offering will have limited control over matters requiring approval by our security holders, including the election of directors, the approval of significant corporate transactions and any change of control and management of the Company. This concentrated control may also make it difficult for our stockholders to receive a premium for their shares of their common stock in the event the Company enters into transactions which require stockholder approval.

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

THE COMPANY MAY NOT BE ABLE TO GENERATE REVENUES

We expect to earn revenues solely in our chosen business area. In the opinion of our management, we reasonably believe that the Company will begin to generate significant revenues sufficient to maintain our operations. However, failure to generate sufficient and consistent revenues to fully execute and adequately maintain our business plan may result in failure of our business and the loss of your investment.

COMPETITORS WITH MORE RESOURCES MAY FORCE US OUT OF BUSINESS

The market for customers is intensely competitive and such competition is expected to continue to increase. Generally, our actual and potential competitors are larger companies with longer operating histories, greater financial and marketing resources, with superior name recognition and an entrenched client base. Therefore, many of these competitors may be able to devote greater resources to attracting customers and be able to grant preferred pricing. Competition by existing and future competitors could result in our inability to secure an adequate consumer base sufficient enough to support our endeavors. We cannot be assured that we will be able to compete successfully against present or future competitors or that the competitive pressure we may face will not force us to cease operations.

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

WE DO NOT CURRENTLY INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK SO CONSEQUENTLY YOUR ABILITY TO ACHIEVE A RETURN ON YOUR INVESTMENT WILL DEPEND ON APPRECIATION IN THE PRICE OF OUR COMMON STOCK

Prospective investors should not anticipate receiving any dividends from our common stock. We intend to retain future earnings, if any, to finance our growth and development and do not plan to pay cash or stock dividends. The lack of dividend potential may discourage prospective investors from purchasing our common stock.

THE COMPANY MAY LOSE ITS TOP MANAGEMENT WITHOUT EMPLOYMENT AGREEMENTS

Our operations depend substantially on the skills, knowledge and experience of the present management, which devotes itself to the Company on a part-time basis. The Company has no other full or part-time individuals devoted to the development of our Company. Furthermore, the Company does not maintain key man life insurance. Without an employment contract, we may lose the present management of the Company to other pursuits without a sufficient warning and, consequently, we may be forced to terminate our operations.

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

BLUE SKY LAWS MAY LIMIT YOUR ABILITY TO SELL YOUR SHARES. IF THE STATE LAWS ARE NOT FOLLOWED, YOU MAY NOT BE ABLE TO SELL YOUR SHARES AND YOU MAY LOOSE YOUR INVESTMENT

State Blue Sky laws may limit resale of the shares offered in this prospectus. The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our shares. We are unsure at this time in what state or states we intend to offer and sell the shares of common stock offered hereby.  However, we will not make any offer of these securities in any jurisdiction where the offer is not permitted.

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

Holders

As of December 31, 2010, we had 22,750,000 shares of $0.001 par value common stock issued and held by three (3) shareholders of record.

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

Our Company Securities

(a) Capital Stock

Common Stock:

The Company is authorized by its Certificate of Incorporation, as amended, to issue an aggregate of 100,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”). As of December 31, 2010, there were 22,750,000 shares of Common Stock issued and outstanding.

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

(c) Holders of the Company's Securities

As of December 31, 2010, there were three (3) holders of record of shares of the Company’s Common Stock.

(d) Dividends

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain future earnings, if any, for development of our business and therefore do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the time period of this report.

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

As of December 31, 2010, the Company is not a shell company as defined in Rule 12b-2 of the Exchange Act.

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

Liquidity and Capital Resources

As of December 31, 2010, we had limited cash of $150 and an accumulated deficit during the development stage (Inception to December 31, 2010) of $275,962. Our operating activities had a net loss of $19,082 in cash for the fiscal year period ended December 31, 2010, while our operations had a net loss of $39,679 in cash in the fiscal year ended December 31, 2009. The decrease in use of operating cash was primarily attributable to a decrease in start-up costs and a decrease in activity.

We did not realize any revenue during the fiscal year ended December 31, 2010 as compared to revenues of $0 for the period ending December 31, 2009.  Since inception we have had revenues of $16,764. Due to the foregoing our auditors have expressed their doubt as to our ability to continue as a going concern.

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

Management believes that the Company will require substantial cash infusion for the next twelve months to fund its full operations. There is no guarantee that such cash infusion will be available.

At December 31, 2010, the Company had loans and notes outstanding of $84,000, related-party payables of $159,970 and a current accounts payable of $10,292

Results of Operations

Fiscal Year Ended December 31, 2010 Compared to December 31, 2010

The following table summarizes the results of our operations during the fiscal years ended December 31, 2009 and 2008, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/2010 (Audited)	12/31/2009 (Audited)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$0	$0	$0	0%
Total Operating Expenses	$19,082	$39,679	$(20,597)	(52%)
Net (Loss)	$(19,082)	$(39,679)	$(20,597)	(52%)
Loss Per Share of Common Stock	$(0.00)	$(0.01)	$0.01	100%

Assets. On December 31, 2010, we had $150 cash on hand. On December 31, 2009, we had $3,418 cash on hand. This minimal amount of cash on hand and nominal increase was principally due continuing start-up costs and decreased sales activity.

Total Current Liabilities. Our Total Current Liabilities increased to $254,262 on December 31, 2010 from $238,448 on December 31, 2009. This increase in Total Current Liabilities was due to additional start-up activities and increased administrative activity.

Revenues. Our Revenues were $0 for the fiscal year ended December 31, 2010, the same as for the fiscal year ended December 31, 2009. This was due to a lack of product to market and sell.

Operating Expenses. Our Total Operating Expenses was $19,082 for the fiscal year ended December 31, 2010 compared to $39,679 for the fiscal year ended December 31, 2009. This decrease in Total Operating Expenses was due to decreased business activity.

Net Loss. We recorded a Net Loss of $19,082 for the fiscal year ended December 31, 2010 as compared with a Net Loss of $39,679 for the fiscal year ended December 31, 2009. The decrease in Net Losses was due to decreased business activity.

Total Stockholders’ Deficit. Total Stockholders’ Deficit increased to $254,112 on December 31, 2010 from $235,030 on December 31, 2009. This increase in Total Stockholders’ Equity was due to expenses related to additional start-up costs and decreased business activity.

Since inception, we have generated $16,764 in revenues and have incurred a cumulative net loss of $275,962.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

This section is not applicable.

Item 8. Financial Statements and Supplementary Data

TABLE OF CONTENTS

Page

Audit Report of Independent Accountants                                                                                                                          17

Balance Sheets – December 31, 2010 and 2009                                                                                                                     18

Statements of Operations for the years ended December, 2010 and 2009
and from inception on January 9, 2008 through December 31, 2010                                                                                   19

Statements of Stockholder’s Equity (Deficit) from
inception on January 9, 2008  through December 31, 2010                                                                                                   20

Statements of Cash Flows for the years ended December 31, 2010 and 2009
and from inception on January 9, 2008  through December 31, 2010                                                                                   21

Notes to Financial Statements                                                                                                                                                   22

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Active Health Foods, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Active Health Foods, Inc. (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit and cash flows for the period from January 9, 2008 (inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Active Health Foods, Inc. (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the period from January 9, 2008 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had accumulated losses of $275,962 as of December 31, 2010, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SADLER, GIBB AND ASSOCIATES, LLC

Salt Lake City, UT
March 1, 2010

ACTIVE HEALTH FOODS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2010	2009

CURRENT ASSETS

Cash	$150	$3,418

Total Current Assets	150	3,418

TOTAL ASSETS	$150	$3,418

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$10,292	$14,500
Related-party payable	159,970	139,948
Notes payable	84,000	84,000

Total Current Liabilities	254,262	238,448

LONG-TERM LIABILITIES

Notes payable, net of discount	-	-

Total Long-term Liabilities	-	-

TOTAL LIABILITIES	254,262	238,448

STOCKHOLDERS' DEFICIT

Common stock;100,000,000 shares authorized,
at $0.001 par value, 22,750,000 and 22,750,000
shares issued and outstanding, respectively	22,750	22,750
Additional paid-in capital	(900)	(900)
Deficit accumulated during the development stage	(275,962)	(256,880)

Total Stockholders' Deficit	(254,112)	(235,030)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$150	$3,418

The accompanying notes are an integral part of these financial statements.

ACTIVE HEALTH FOODS, INC.
(A Development Stage Company)
Statements of Operations

			From
			Inception on
			January 9,
	For the Years Ended		2008 Through
	December 31,		December 31,
	2010	2009	2010
REVENUES	$-	$-	$16,764
COST OF SALES	-	-	27,578
GROSS PROFIT	-	-	(10,814)

OPERATING EXPENSES
Impairment of intangible assets	-	-	64,592
General and administrative	19,082	39,679	160,047
Total Operating Expenses	19,082	39,679	224,639
LOSS FROM OPERATIONS	(19,082)	(39,679)	(235,453)

OTHER INCOME
Interest expense	-	-	(40,509)
Total Other Income (Expense)	-	-	(40,509)
LOSS BEFORE INCOME TAXES	(19,082)	(39,679)	(275,962)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$(19,082)	$(39,679)	$(275,962)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	22,750,000	7,435,616

The accompanying notes are an integral part of these financial statements

ACTIVE HEALTH FOODS, INC.
(A Development Stage Company)
Statements of Stockholders' Deficit

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance at inception on January 9, 2008	-	$-	$-	$-	$-

Issuance of founders' shares	900,000	900	(900)	-	-

Shares issued for purchase of assets	100,000	100	-	-	100

Net loss from January 9, 2008 to
December 31, 2008	-	-	-	(217,201)	(217,201)

Balance, December 31, 2008	1,000,000	1,000	(900)	(217,201)	(217,101)

Common stock issued for services	20,000,000	20,000	-	-	20,000

Common stock issued for services	1,750,000	1,750	-	-	1,750

Net loss for the year ended
December 31, 2009	-	-	-	(39,679)	(39,679)

Balance, December 31, 2009	22,750,000	22,750	(900)	(256,880)	(235,030)

Net loss for the year ended
December 31, 2010	-	-	-	(19,082)	(19,082)

Balance, December 31, 2010	22,750,000	$22,750	$(900)	$(275,962)	$(254,112)

The accompanying notes are an integral part of these financial statements.

ACTIVE HEALTH FOODS, INC.
(A Development Stage Company)
Statements of Cash Flows

			From
			Inception on
			January 9,
	For the Years Ended		2008 Through
	December 31,		December 31,
	2010	2009	2010

OPERATING ACTIVITIES
Net loss	$(19,082)	$(39,679)	$(275,962)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	21,750	21,750
Impairment of intangible assets	-	-	64,592
Amortization of discount on notes payable	-	-	40,509
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(4,208)	13,303	10,292

Net Cash Used in Operating Activities	(23,290)	(4,626)	(138,819)

INVESTING ACTIVITIES

Purchase of intangible assets	-	-	(5,000)
Net Cash Used in Investing Activities	-	-	(5,000)

FINANCING ACTIVITIES

Repayment of loans	-	-	(16,000)
Proceeds from related party loans	20,489	12,440	265,044
Repayment of related party loans	(467)	(4,413)	(105,075)

Net Cash Provided by Financing Activities	20,022	8,027	143,969

NET INCREASE (DECREASE) IN CASH	(3,268)	3,401	150
CASH AT BEGINNING OF PERIOD	3,418	17	-
CASH AT END OF PERIOD	$150	$3,418	$150

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
NON CASH FINANCING ACTIVITIES:
Common stock issued for assets	$-	$-	$100
Debt assumed in acquisition of assets	$-	$-	$100,000

The accompanying notes are an integral part of these financial statements.

ACTIVE HEALTH FOODS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

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

Concentrations of Risk
The Company’s bank accounts are held in insured institutions. The funds are insured up to $250,000 USD. At December 31, 2010 and 2009, the Company’s bank deposits did not exceed the insured amounts.

Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories.  As of December 31, 2010 and 2009, an allowance for doubtful receivables $-0- and    $-0-, respectively, was considered necessary.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.

Impairment of Long-Lived Assets
Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. During the years ended December 31, 2010 and 2009, the Company recorded no impairment of its assets.

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising
The Company follows the policy of charging the costs of advertising to expense as incurred. The Company has not incurred advertising costs as of December 31, 2010 and 2009.

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

Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The Company computes net income (loss) per share in accordance with ASC 260. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. The Company had no common stock equivalents outstanding as of December 31, 2010 and 2009.

	For the Year Ended December 31,
	2010	2009
Net Loss (Numerator)	$(19,082)	$(39,679)
Shares (Denominator)	22,750,000	7,435,616
Per share (total)	$(0.00)	$(0.01)

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

Recently Issued Accounting Pronouncements (continued)
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

NOTE 2 - GOING CONCERN

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

NOTE 2 - GOING CONCERN (continued)

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

NOTE 3 – RELATED PARTY PAYABLES

During the years ended December 31, 2010 and 2009, the Company had borrowed a total of $159,970 and $139,948 from an officer of the Company to finance the ongoing operations of the Company.  These payables are non-interest bearing, are unsecured and are due on demand.

NOTE 4- NOTES PAYABLE

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

As of December 31, 2008, the Company was delinquent in its payments of these two notes.  Therefore, the Company has recognized the full discount on the note as interest expense and has reclassified the entire note balance to current liabilities.   As of December 31, 2010 the Company has recognized at total of $40,509 in imputed interest expense.  As of December 31, 2010 the balance of the notes totals $84,000.  As the notes are due on demand, thus there are no future annual maturities to report.

NOTE 6- COMMON STOCK ISSUANCES

During 2008, the Company issued 900,000 shares of its common stock to its founders. As these were founders shares they were valued at $-0-.  The Company issued 100,000 shares of its common stock as part of an asset purchase agreement valued at $100.  These shares were valued based estimated fair market value of the assets acquired and capitalized as part of the cost of the assets acquired.

During 2009, the Company issued 1,750,000 shares of common stock to third-party consultants for services valued at $1,750, or $0.001 per share.  The shares issued for services were valued based on the estimated fair market value of the services provided and are included in general and administrative expenses.  The services for which the shares were issued were performed in full during the year ended December 31, 2009.

Additionally, during 2009, the Company issued 20,000,000 shares to its founders for services rendered.  The shares were valued at $20,000, or $0.001 per share.  The shares were valued based on the estimated fair value of the shares on the date of issuance, as calculated using the intrinsic value method.  The services for which these shares were issued were performed in full during the year ended December 31, 2009 and are included in general and administrative expenses.

NOTE 6- COMMON STOCK ISSUANCES (continued)

Total share-based compensation for the year ended December 31, 2009 was $21,750.

NOTE 7 - INCOME TAXES

The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net the loss before provision for income taxes for the following reasons:

	December 31, 2010	December 31, 2009
Income tax expense at statutory rate	$ (7,442)	$ (15,475)
Common stock issued for services	-)	8,483)
Valuation allowance	7,442)	6,992)
Income tax expense per books	$ -)	$ -)

Net deferred tax assets consist of the following components as of:

	December 31, 2010	December 31, 2009
NOL carryover	$ 107,625	$ 101,183)
Stock compensation expense	-	(8,483)
Valuation allowance	(107,625)	(92,700)
Net deferred tax asset	$ - )	$ - )

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $275,962 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 8- SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this filing and determined that there are no material subsequent events.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes or disagreements with our accounting firm.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None
PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

Item 11. Executive Compensation

DIRECTOR AND OFFICER COMPENSATION

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
Gregory Manos	2009	-	-	-	-	-	-	-
Officer and Director	2010	-	-	-	-	-	-	-

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

2010	$4,000
2009	$3,500

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0
2009	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2010	$0
2009	$0

 (4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0
2009	$0

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year ended December 31, 2010 that were attributed to work performed by persons other than the principal accountant’s full time permanent employees was 0%.

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

ACTIVE HEALTH FOODS, INC.

Dated: March 14, 2011	By:	/s/ Gregory Manos
Gregory Manos
President, CEO and Director (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gregory Manos	March 14, 2011
Gregory Manos
Principal Executive Officer

/s/ Gregory Manos	March 14, 2011
Gregory Manos
Principal Financial Officer

/s/ Gregory Manos	March 14, 2011
Gregory Manos
Principal Accounting Officer
/s/ Gregory Manos	March 14, 2011
Gregory Manos
Director