Form 10-Q
period 2011-03-31
Active Health Foods, Inc.
filed 2011-05-05
CIK 1477472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number: 333-164788

ACTIVE HEALTH FOODS, INC.
[Missing Graphic Reference]
(Exact Name of Registrant as Specified in Its Charter)

California	26-1736663
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6185 Magnolia Ave., Suite 403	Riverside, CA 92506
(Address of Principal Executive Offices)	(City, State and Zip Code)

(951) 360-9970
[Missing Graphic Reference]
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
[Missing Graphic Reference]
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Copies to:
Joseph D. MacKenzie
Attorney at Law
8350 Wilshire Blvd., Suite 200
Beverly Hills, CA 90211-2348
nbdc@onebox.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of March 31, 2010, there were 22,750,000 shares of common stock, par value $0.001 per share, outstanding and no shares of preferred stock outstanding.

CERTIFICATIONS

Exhibit 31.1 Management Certification

Exhibit 32.2 Sarbanes-Oxley Act

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

ACTIVE HEALTH FOODS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2011	2010
	(unaudited)
CURRENT ASSETS

Cash	$153	$150

Total Current Assets	153	150

TOTAL ASSETS	$153	$150

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$14,851	$10,292
Related-party payable	160,627	159,970
Notes payable	84,000	84,000

Total Current Liabilities	259,478	254,262

LONG-TERM LIABILITIES

Notes payable, net of discount	-	-

Total Long-term Liabilities	-	-

TOTAL LIABILITIES	259,478	254,262

STOCKHOLDERS' DEFICIT

Common stock;100,000,000 shares authorized,
at $0.001 par value, 22,750,000
shares issued and outstanding	22,750	22,750
Additional paid-in capital	(900)	(900)
Deficit accumulated during the development stage	(281,175)	(275,962)

Total Stockholders' Deficit	(259,325)	(254,112)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$153	$150

The accompanying notes are an integral part of these financial statements.

ACTIVE HEALTH FOODS, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)
			From
			Inception on
			January 9,
	For the Three Months Ended		2008 Through
	March 31,		March 31,
	2011	2010	2011

REVENUES	$-	$-	$16,764
COST OF SALES	-	-	27,578

GROSS PROFIT	-	-	(10,814)

OPERATING EXPENSES

Impairment of intangible assets	-	-	64,592
Advertising expense	-	-	23,922
Professional Fees	4,852	524	90,835
General and administrative	361	21	50,503

Total Operating Expenses	5,213	545	229,852

LOSS FROM OPERATIONS	(5,213)	(545)	(240,666)

OTHER INCOME

Interest expense	-	-	(40,509)

Total Other Income (Expense)	-	-	(40,509)

LOSS BEFORE INCOME TAXES	(5,213)	(545)	(281,175)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(5,213)	$(545)	$(281,175)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)
WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	22,750,000	22,750,000

The accompanying notes are an integral part of these financial statements

ACTIVE HEALTH FOODS, INC.
(A Development Stage Company)
Statements of Stockholders' Deficit

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance at inception on January 9, 2008	-	$-	$-	$-	$-

Issuance of founders' shares	900,000	900	(900)	-	-

Shares issued for purchase of assets	100,000	100	-	-	100

Net loss from January 9, 2008 to
December 31, 2008	-	-	-	(217,201)	(217,201)

Balance, December 31, 2008	1,000,000	1,000	(900)	(217,201)	(217,101)

Common stock issued for services	20,000,000	20,000	-	-	20,000

Common stock issued for services	1,750,000	1,750	-	-	1,750

Net loss for the year ended
December 31, 2009	-	-	-	(39,679)	(39,679)

Balance, December 31, 2009	22,750,000	22,750	(900)	(256,880)	(235,030)

Net loss for the year ended
December 31, 2010	-	-	-	(19,082)	(19,082)

Balance, December 31, 2010	22,750,000	22,750	(900)	(275,962)	(254,112)

Net loss for the three months ended
March 31, 2011 (unaudited)	-	-	-	(5,213)	(5,213)

Balance, March 31, 2011 (unaudited)	22,750,000	$22,750	$(900)	$(281,175)	$(259,325)

The accompanying notes are an integral part of these financial statements.

ACTIVE HEALTH FOODS, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)
			From
			Inception on
			January 9,
	For the Three Months Ended		2008 Through
	March 31,		March 31,
	2011	2010	2011
OPERATING ACTIVITIES

Net loss	$(5,213)	$(545)	$(281,175)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	-	21,750
Impairment of intangible assets	-	-	64,592
Amortization of discount on notes payable	-	-	40,509
Changes in operating assets and liabilities:
Change in accounts payable and accrued expenses	4,559	(4,500)	14,851
Net Cash Used in Operating Activities	(654)	(5,045)	(139,473)

INVESTING ACTIVITIES
Purchase of intangible assets	-	-	(5,000)
Net Cash Used in Investing Activities	-	-	(5,000)

FINANCING ACTIVITIES
Repayment of loans	(126)	-	(16,126)
Proceeds from related party loans	783	1,671	265,827
Repayment of related party loans	-	-	(105,075)
Net Cash Provided by Financing Activities	657	1,671	144,626

NET INCREASE (DECREASE) IN CASH	3	(3,374)	153
CASH AT BEGINNING OF PERIOD	150	3,418	-
CASH AT END OF PERIOD	$153	$44	$153

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
NON CASH FINANCING ACTIVITIES:
Common stock issued for assets	$-	$-	$100
Debt assumed in acquisition of assets	$-	$-	$100,000

The accompanying notes are an integral part of these financial statements.

Active Health Foods, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011 and December 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements. The results of operations for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company is seeking to merge with or acquire an existing operating company.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its merger and/or acquisition strategy, and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of March 31, 2011 and December 31, 2010, respectively, the Company had borrowed a total of $160,627 and $159,970 from an officer of the Company to finance the ongoing operations of the Company.  These payables are non-interest bearing, unsecured, and are due on demand

NOTE 5 – NOTES PAYABLE

At March 31, 2011, the Company was delinquent on its payments of two notes payable.  The Company has recognized the full discount on the note as interest expense and has reclassified the entire note balance to current liabilities.   As of March 31, 2011, the balance of the notes totaled $84,000.  The notes are due on demand.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no items to disclose

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report.

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto included elsewhere in this filing.  Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions.  Any cautionary statements made herein should be read as applying to all related forward-looking statements wherever they appear.  From time to time, we may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: changes in the economy or in specific customer industry sectors; changes in customer procurement policies and practices; changes in product manufacturer sales policies and practices; the availability of product and labor; changes in operating expenses; the effect of price increases or decreases; the variability and timing of business opportunities including acquisitions, alliances, customer agreements and supplier authorizations; our ability to realize the anticipated benefits of acquisitions and other business strategies; the incurrence of debt and contingent liabilities in connection with acquisitions; changes in accounting policies and practices; the effect of organizational changes within the Company; the emergence of new competitors, including firms with greater financial resources than ours; adverse federal, state and/or local legislation and/or regulation; and the occurrence of extraordinary events, including natural events such as earthquakes, fires and floods, accidents and Acts of God.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.  Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those previously identified in prior SEC filings, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof.  Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements.  You are advised, however, to consult any additional disclosures we make in our reports to the SEC.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

Overview

Active Health Foods, Inc. (“AHF” or the “Company”), was incorporated in the State of California on January 9, 2008 under the same name.

Active Health Foods, Inc. is a California corporation with a principal business objective of providing competitively priced, premium quality, organic energy bars. Active Health Foods, Inc. has developed the brand name “Active XTM” for its energy bars. The term “Active XTM” was trademarked by the company on May 6, 2008.  Active XTM energy bars are organic, moist and flavorful. Our energy bars are made from a proprietary formula developed by and exclusive to Active Health Foods, Inc. This proprietary blend only uses natural and organic ingredients. Active XTM energy bars come in four flavors:

►           Almond Chocolate Delight
►           Peanut Butter Chocolate Joy
►           Cashew Berry Dream
►           Coconut Cocoa Passion

Each energy bar is 1.8 net ounces and comes wrapped in a distinctive, decorated full color wrapping. Each flavor is packaged into a full color decorated display box, which is specifically designed to be used as a counter display for the retailer. Each uniquely designed display box holds 16 bars. There are eight display boxes to a case, for a total of 128 bars per case.

Competition

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

No formal study has been commissioned or initiated to analyze the competition that the Company will or may face. The Company’s internal management competitor analysis reveals that the health food industry is a competitive business with competition coming from small locally owned companies, major big box stores labeling generic brands with their signature label, to the more popular selling organic bars such as “Clif” and “Luna”. None of these produce and sell 100% organic and 100% natural food bars like Active XTM energy bars and as such they lack the nutritional value of an Active XTM energy bar. All competitors’ bars are dry, bland and contain fillers and paste, resulting in more of a rice crispy type bar than a 100% organic and 100% natural moist and flavorful bar such as Active XTM.

All of our major competitors are generally better financed, have greater name recognition, an established customer loyalty base and a broader range of markets than we do presently. Our core philosophy of a 100% organic and 100% natural product, reliability of not only product quality but delivery as well, along with a fair price, we believe will distinguish our Company from the competition. Even with the competitive nature of the business, there is an opportunity for the Company to position itself for success by recognizing and catering to an increasingly demanding consumer. If the Company is unable to compete successfully against any of these competitors, then revenues could be negatively impacted, which would adversely affect the business, results of operations and financial condition of the Company.

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

Recent Developments

None

Results of Operations

Three Months Ended March 31, 2011

Revenues for the three months ended March 31, 2011 as well as for the three months ended March 31, 2010 were nonexistent.  The lack of revenues can be attributed to our start-up nature and lack of operating funds.

Gross profit was $0 for the three months ended March 31, 2011 compared to $0 for the three months ended March 31, 2010.

General and administrative expenses were approximately $361 for the three months ended March 31, 2011 as compared to $21 for the three months ended March 31, 2010.

The Company has a net loss for the three month period ended March 31, 2011 of approximately $5,213 as compared to approximately $545 for the three month period ended March 31, 2010.

From Inception on January 9, 2008 through March 31, 2011

Revenues from inception on January 9, 2008 through March 31, 2011 were approximately $16,764. Gross profit for the same time period was approximately $10,814.

General and administrative expenses from inception on January 9, 2008 through March 31, 2011 were approximately $50,503. This amount is principally due to the fact that we are a start-up company and have lacked significant resources to implement our strategic business development plan and commence production.

The Company has a net income loss for the period from inception on January 9, 2008 through March 31, 2011 of approximately $281,175.  This amount is principally attributed to the fact that we are a start-up company and have lacked significant resources to implement our strategic business development plan and commence production.

Liquidity and Capital Resources

Liquidity

For the three months ended March 31, 2011, we experienced a net loss of approximately $5,213 compared to $545 for the three months ended March 31, 2010.  On March 31, 2011, we had approximately $153 in cash compared to approximately $150 in cash for the three months ended March 31, 2010.  Accounts receivable, net of allowances for doubtful accounts, were $0.00.

Our liquidity and capital resource planning is largely dependent on the generation of operating cash flows, which is highly sensitive to changes in demand in the market place,  the general economic downturn and our own lack of operating funding.  Our principal liquidity requirements are to finance current operations and fund future expansion.  Currently, our primary source of liquidity to meet these needs is the cash generated by operations and the sale of our equity.

Cash Flow

For the three months ended March 31, 2011, we had negative cash flow from operations of approximately $654.  For the three months ended March 31, 2010, we had negative cash flow from operations of approximately $5,045. This negative cash flow is primarily due to the start-up nature of our business, the general economic downturn and our lack of operating capital.

There were no investment activities for either the three month ending March 31, 2011 or March 31, 2010.

There were no financing activities for either the three month ending March 31, 2011 or March 31, 2010.

Capital Resources

Line of Credit

The Company does not have any line of credit nor does it anticipate applying for any.  However, should the current financial condition of the Company prove to be insufficient for the Company’s future requirements, the Company is willing to attempt entry into the capital markets to raise the necessary capital to meet its needs.

Long Term Notes

The Company does not have any long term notes and does not anticipate acquiring any.

Critical Accounting Estimates and Recently Issued Accounting Standards

Please refer to the Notes to the financial statements.

Inflation

In the opinion of management, inflation will not have any material impact on the Company’s financial condition and results of its operations.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that could reasonably be foreseen as material to any investor in our securities.

Seasonality

Our operating results are generally not materially affected by seasonality.

Other Considerations

There are numerous factors that impact or that can potentially impact our business and results of our operations.  Sources of these factors include general economic and business conditions, federal, state and local regulation of business activities, the level of demand for product or services, the level and intensity of competition, the ability to develop new services and products based on new or evolving technology and the market’s acceptance of those new services or products, our ability to timely and effectively manage periodic product transitions, customer and geographic sales mix of any particular period, and our ability to continue to improve our infrastructure including personnel and systems to keep pace with our anticipated growth.

Additional Information

We file reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied at the Commission’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  The Commission maintains a web site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules, regulations and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Controls and Procedures

In accordance with Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e), our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.  Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective in ensuring that the information required to be filed or submitted under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure, recording, processing, summarizing and reporting as specified in the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Controls

There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any legal proceedings, there are no known judgments against the Company, nor are there any known actions or suits filed or threatened against us or our officers and directors, in their capacities as such.  We are not aware of any disputes involving the Company and the Company has no known claim, actions or inquiries from any federal, state or other government agency.  We are not aware of any claims against the Company or any reputed claims against it at this time.

Item 1A.  Risk Factors.

Any investment in our securities involves a high degree of risk.  There have been no material changes to the risk factors previously disclosed in our public filings.  However, all risk factors should be considered and consultation with appropriate legal and financial advisors is recommended.

When we become fully reporting, these additional risk factors should be considered:

Our Common Stock Is Subject to Penny Stock Regulation

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule.  Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.  The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission.  Since our shares are deemed to be "penny stock", trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

FINRA Sales Practice Requirements May Also Limit a Stockholder's Ability to Buy And Sell Our Stock

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We May Not Have Access to Sufficient Capital to Pursue Our Business and Therefore Would Be Unable to Achieve Our Planned Future Growth

We intend to pursue a growth strategy that includes development of the Company’s business and technology assets.  Currently we have limited capital which is insufficient to pursue our plans for development and growth.  Our ability to implement our growth plans may depend primarily on our ability to obtain additional private or public equity or debt financing.  We are currently seeking additional capital.  Such financing may not be available at all, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us.  Our failure to obtain additional capital may have a material adverse effect on our business.

If We Become Quoted on the OTCBB Instead of an Exchange or National Quotation System, Our Investors May Have a Tougher Time Selling Their Stock or Experience Negative Volatility on the Market Price of Our Stock

We anticipate our  common stock will be traded on the OTCBB.  The OTCBB is often highly illiquid.  There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system.  This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions.  Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities.  These fluctuations, when they occur, have a negative effect on the market price for our securities.  Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

Failure to Achieve and Maintain Effective Internal Controls in Accordance with Section 404 Of The Sarbanes-Oxley Act Could Have a Material Adverse Effect on Our Business and Operating Results

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act.  We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we will be required to prepare assessments regarding internal controls over financial reporting and furnish a report by our management on our internal control over financial reporting.  We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities.  While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis.  There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting.  Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB.  A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify.  However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.  We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act.  Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Operating History and Lack of Profits Could Lead to Wide Fluctuations in Our Share Price.  The Price at Which You Purchase Our Common Shares May Not Be Indicative of the Price That Will Prevail in The Trading Market.  You May Be Unable to Sell Your Common Shares at or above Your Purchase Price, Which May Result in Substantial Losses to You.  The Market Price for Our Common Shares May Be Particularly Volatile Given Our Status as a Relatively Unknown Company.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  The volatility in our share price is attributable to a number of factors.  First, as noted above, our common shares are sporadically and thinly traded.  As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.  Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products.  As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.  Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.  The occurrence of these patterns or practices could increase the volatility of our share price.

Volatility in Our Common Share Price May Subject Us to Securities Litigation, Thereby Diverting Our Resources That May Have a Material Effect on Our Profitability and Results of Operations

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities.  We may in the future be the target of similar litigation.  Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

The Company has not engaged in the sale of any unregistered securities.

Item 3.  Defaults Upon Senior Securities.

There were no defaults upon senior securities of during this reporting period.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters have been submitted to a vote of the security holders.

Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ACTIVE HEALTH FOODS, INC.

Dated: May 4, 2011	By:	/s/ Gregory Manos
Gregory Manos
Chief Executive Officer, President and Chairman (Principal Executive Officer) (Principal Financial/Accounting Officer)