Form 10-Q
period 2011-06-30
Active Health Foods, Inc.
filed 2011-08-18
CIK 1477472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number: 333-164788

ACTIVE HEALTH FOODS, INC.

(Exact Name of Registrant as Specified in Its Charter)

California	26-1736663
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6185 Magnolia Ave., Suite 403	Riverside, CA 92506
(Address of Principal Executive Offices)	(City, State and Zip Code)

(951) 360-9970

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Copies to:

NBDC

5070 Arville St., Suite 7

Las Vegas, Nevada 89118

Voice and Fax    (702) 988-4250

Email:     nbdc@onebox.com

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of June 30, 2011, there were 23,002,500 shares of common stock, par value $0.001 per share, outstanding and no shares of preferred stock outstanding.

CERTIFICATIONS

Exhibit 31.1 Management Certification

Exhibit 32.2 Sarbanes-Oxley Act

PART I

FINANCIAL INFORMATION

 Item 1.  Financial Statements.

ACTIVE HEALTH FOODS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS

Cash	$5,152	$150

Total Current Assets	5,152	150

TOTAL ASSETS	$5,152	$150

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$10,150	$10,292
Related-party payable	159,452	159,970
Notes payable	84,000	84,000

Total Current Liabilities	253,602	254,262

LONG-TERM LIABILITIES

Notes payable, net of discount	-	-

Total Long-term Liabilities	-	-

TOTAL LIABILITIES	253,602	254,262

STOCKHOLDERS' DEFICIT

Common stock;100,000,000 shares authorized,
at $0.001 par value, 23,000,000 and 22,750,000
shares issued and outstanding, respectively	23,003	22,750
Additional paid-in capital	24,097	(900)
Deficit accumulated during the development stage	(295,550)	(275,962)

Total Stockholders' Deficit	(248,450)	(254,112)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$5,152	$150
The accompanying notes are an integral part of these financial statements.

ACTIVE HEALTH FOODS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)
					From
					Inception on
					January 9,
	For the Three Months Ended		For the Six Months Ended		2008 Through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011
REVENUES	$-	$-	$-	$-	$16,764
COST OF SALES	-	-	-	-	27,578
GROSS PROFIT	-	-	-	-	(10,814)

OPERATING EXPENSES
Impairment of intangible assets	-	-	-	-	64,592
Advertising expense	243	8,962	243	8,962	24,165
Professional Fees	7,389	1,043	12,241	3,216	98,224
General and administrative	6,743	596	7,104	1,005	57,246
Total Operating Expenses	14,375	10,601	19,588	13,183	244,227
LOSS FROM OPERATIONS	(14,375)	(10,601)	(19,588)	(13,183)	(255,041)

OTHER INCOME
Interest expense	-	-	-	-	(40,509)

Total Other Income (Expense)	-	-	-	-	(40,509)
LOSS BEFORE INCOME TAXES	(14,375)	(10,601)	(19,588)	(13,183)	(295,550)
PROVISION FOR INCOME TAXES	-	-	-	-	-
NET LOSS	$(14,375)	$(10,601)	$(19,588)	$(13,183)	$(295,550)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	22,984,813	22,750,000	22,868,055	22,750,000

The accompanying notes are an integral part of these financial statements

ACTIVE HEALTH FOODS, INC.
(A Development Stage Company)
Statements of Stockholders' Deficit

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance at inception on January 9, 2008	-	$-	$-	$-	$-

Issuance of founders' shares	900,000	900	(900)	-	-

Shares issued for purchase of assets	100,000	100	-	-	100

Net loss from January 9, 2008 to
December 31, 2008	-	-	-	(217,201)	(217,201)

Balance, December 31, 2008	1,000,000	1,000	(900)	(217,201)	(217,101)

Common stock issued for services	20,000,000	20,000	-	-	20,000

Common stock issued for services	1,750,000	1,750	-	-	1,750

Net loss for the year ended
December 31, 2009	-	-	-	(39,679)	(39,679)

Balance, December 31, 2009	22,750,000	22,750	(900)	(256,880)	(235,030)

Net loss for the year ended
December 31, 2010	-	-	-	(19,082)	(19,082)

Balance, December 31, 2010	22,750,000	22,750	(900)	(275,962)	(254,112)

Common stock issued for cash	252,500	253	24,997	-	25,250

Net loss for the six months ended
June 30, 2011 (unaudited)	-	-	-	(19,588)	(19,588)

Balance, June 30, 2011 (unaudited)	23,002,500	$23,003	$24,097	$(295,550)	$(248,450)
at $0.001 par value, 23,002,500 and 22,750,000 The accompanying notes are an integral part of these financial statements.

ACTIVE HEALTH FOODS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From
			Inception on
			January 9,
	For the Six Months Ended		2008 Through
	June 30,		June 30,
	2011	2010	2011

OPERATING ACTIVITIES
Net loss	$(19,588)	$(13,183)	$(295,550)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	-	21,750
Impairment of intangible assets	-	-	64,592
Amortization of discount on notes payable	-	-	40,509
Changes in operating assets and liabilities:
Change in accounts payable and accrued expenses	(142)	8,004	10,150
Net Cash Used in Operating Activities	(19,730)	(5,179)	(158,549)
INVESTING ACTIVITIES
Purchase of intangible assets	-	-	(5,000)
Net Cash Used in Investing Activities	-	-	(5,000)
FINANCING ACTIVITIES
Repayment of loans	-	-	(16,000)
Proceeds from related party loans	11,502	1,941	276,546
Common stock issued for cash	25,250	-	25,250
Repayment of related party loans	(12,020)	(150)	(117,095)
Net Cash Provided by Financing Activities	24,732	1,791	168,701
NET INCREASE (DECREASE) IN CASH	5,002	(3,388)	5,152
CASH AT BEGINNING OF PERIOD	150	3,418	-
CASH AT END OF PERIOD	$5,152	$30	$5,152
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
NON CASH FINANCING ACTIVITIES:
Common stock issued for assets	$-	$-	$100
Debt assumed in acquisition of assets	$-	$-	$100,000

The accompanying notes are an integral part of these financial statements.

Active Health Foods, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2011 and December 31, 2010

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements. The results of operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of June 30, 2011 and December 31, 2010, respectively, the Company had borrowed a total of $159,452 and $159,970 from an officer of the Company to finance the ongoing operations of the Company.  These payables are non-interest bearing, unsecured, and are due on demand

Active Health Foods, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2011 and December 31, 2010

(Unaudited)

NOTE 5 – NOTES PAYABLE

At June 30, 2011, the Company was delinquent on its payments of two notes payable.  The Company has recognized the full discount on the note as interest expense and has reclassified the entire note balance to current liabilities.   As of June 30, 2011, the balance of the notes totaled $84,000.  The notes are due on demand.

NOTE 6 – EQUITY TRANSACTIONS

During the six months ended June 30, 2011, the Company issued 252,500 shares of its common stock for cash at $0.10 per share for total proceeds of $25,250.

NOTE 7 – SUBSEQUENT EVENTS

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

Recent Developments

None

Results of Operations

Three Months Ended June 30, 2011

Revenues for the three months ended June 30, 2011 as well as for the three months ended June 30, 2010, 2010 were nonexistent.  The lack of revenues can be attributed to our start-up nature and lack of operating funds.

Gross profit was $0 for the three months ended June 30, 2011 compared to $0 for the three months ended June 30, 2010.

General and administrative expenses were approximately $6,743 for the three months ended June 30, 2011 as compared to $596 for the three months ended June 30, 2010.

The Company has a net loss for the three month period ended June 30, 2011 of approximately $14,375 as compared to approximately $10,601 for the three month period ended June 30, 2010.

From Inception on January 9, 2008 through June 30, 2011

Revenues from inception on January 9, 2008 through June 30, 2011 were approximately $16,764.

General and administrative expenses from inception on January 9, 2008 through June 30, 2011 were approximately $57,246. This amount is principally due to the fact that we are a start-up company and have lacked significant resources to implement our strategic business development plan and commence production.

The Company has a net loss for the period from inception on January 9, 2008 through June 30, 2011 of approximately $295,550.  This amount is principally attributed to the fact that we are a start-up company and have lacked significant resources to implement our strategic business development plan and commence production.

Liquidity and Capital Resources

Liquidity

For the three months ended June 30, 2011, we experienced a net loss of approximately $14,375 compared to $10,601 for the three months ended June 30, 2010.  On June 30, 2011, we had approximately $5,152 in cash compared to approximately $30 in cash for the three months ended June 30, 2010.  Accounts receivable, net of allowances for doubtful accounts were $0.

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

Cash Flow

For the six months ended June 30, 2011, we had negative cash flow from operations of approximately $19,730.  For the six months ended June 30, 2010, we had negative cash flow from operations of approximately $5,179. This negative cash flow is primarily due to the start-up nature of our business, the general economic downturn and our lack of operating capital.

There were no investment activities for either of the three month periods ending June 30, 2011 or June 30, 2010.

There were no financing activities for either of the three month periods ending June 30, 2011 or June 30, 2010.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

ACTIVE HEALTH FOODS, INC.

Dated: August 8, 2011	By:	/s/ Gregory Manos
Gregory Manos
Chief Executive Officer, President and Chairman (Principal Executive Officer) (Principal Financial/Accounting Officer)

Exhibit 31.1

CERTIFICATION PURSUANT TORULE 13a-14(a)/15d-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934,AS ADOPTED PURSUANT TOSECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

---------------------------------------------------------

I, Gregory Manos, Chief Executive Officer and Chief Financial Officer of the Active Health Foods, Inc., certify that:

1.	I have reviewed this Quarterly report on Form 10-Q of Active Health Foods, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the small business issuer’s disclosure and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations: and

d.

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Registrant Date: August 8, 2011	Active Health Foods, Inc. By: /s/ Gregory Manos
____________________________________________ Gregory Manos
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

-----------------------------------------------------

 In connection with the Quarterly Report of Active Health Foods, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregory Manos, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Registrant Date: August 8, 2011	Active Health Foods, Inc. By: /s/ Gregory Manos
_____________________________________ Gregory Manos
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)