Form 10-Q
period 2011-09-30
Active Health Foods, Inc.
filed 2011-11-15
CIK 1477472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of September 30, 2011, there were 2,300,250,000 shares of common stock, par value $0.001 per share, outstanding and no shares of preferred stock outstanding.

CERTIFICATIONS

Exhibit 31.1 Management Certification

Exhibit 32.2 Sarbanes-Oxley Act

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ACTIVE HEALTH FOODS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS

Cash	$3,970	$150
Inventory	24,175	-

Total Current Assets	28,145	150

TOTAL ASSETS	$28,145	$150

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$10,150	$10,292
Related-party payable	206,971	159,970
Notes payable	84,000	84,000

Total Current Liabilities	301,121	254,262

TOTAL LIABILITIES	301,121	254,262

STOCKHOLDERS' DEFICIT

Preferred stock;50,000,000 shares authorized,
at $0.001 par value, no shares issued or outstanding	-	-
Common stock;900,000,000 shares authorized,
at $0.001 par value, 2,300,250,000 and 2,275,000,000
shares issued and outstanding, respectively (See Note 6)	2,300,250	22,750,000
Additional paid-in capital	(2,253,150)	(2,253,150)
Deficit accumulated during the development stage	(320,076)	(275,962)

Total Stockholders' Deficit	(272,976)	(254,112)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$28,145	$150

The accompanying notes are an integral part of these financial statements.

ACTIVE HEALTH FOODS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)
					From
					Inception on
					January 9,
	For the Three Months Ended		For the Nine Months Ended		2008 Through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011
REVENUES	$-	$-	$-	$-	$16,764
COST OF SALES	-	-	-	-	27,578
GROSS PROFIT	-	-	-	-	(10,814)
OPERATING EXPENSES
Impairment of intangible assets	-	-	-	-	64,592
Advertising expense	-	-	243	8,962	24,165
Professional Fees	17,805	2,225	30,046	5,816	116,029
General and administrative	6,721	1,739	13,825	2,369	63,967
Total Operating Expenses	24,526	3,964	44,114	17,147	268,753
LOSS FROM OPERATIONS	(24,526)	(3,964)	(44,114)	(17,147)	(279,567)

OTHER INCOME
Interest expense	-	-	-	-	(40,509)

Total Other Income (Expense)	-	-	-	-	(40,509)
LOSS BEFORE INCOME TAXES	(24,526)	(3,964)	(44,114)	(17,147)	(320,076)
PROVISION FOR INCOME TAXES	-	-	-	-	-
NET LOSS	$(24,526)	$(3,964)	$(44,114)	$(17,147)	$(320,076)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	2,300,250,000	2,275,000,000	2,291,336,300	2,275,000,000

The accompanying notes are an integral part of these financial statements

ACTIVE HEALTH FOODS, INC.
(A Development Stage Company)
Statements of Stockholders' Deficit

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance at inception on January 9, 2008	-	$-	$-	$-	$-
Issuance of founders' shares	90,000,000	90,000	(90,000)	-	-
Shares issued for purchase of assets	10,000,000	10,000	(9,900)	-	100
Net loss from January 9, 2008 to
December 31, 2008	-	-	-	(217,201)	(217,201)
Balance, December 31, 2008	100,000,000	100,000	(99,900)	(217,201)	(217,101)
Common stock issued for services	2,000,000,000	2,000,000	(1,980,000)	-	20,000
Common stock issued for services	175,000,000	175,000	(173,250)	-	1,750
Net loss for the year ended
December 31, 2009	-	-	-	(39,679)	(39,679)
Balance, December 31, 2009	2,275,000,000	2,275,000	(2,253,150)	(256,880)	(235,030)
Net loss for the year ended
December 31, 2010	-	-	-	(19,082)	(19,082)
Balance, December 31, 2010	2,275,000,000	2,275,000	(2,253,150)	(275,962)	(254,112)
Common stock issued for cash
at $0.10 per share (unaudited)	25,250,000	25,250	-	-	25,250
Net loss for the nine months ended
September 30, 2011 (unaudited)	-	-	-	(44,114)	(44,114)
Balance, September 30, 2011 (unaudited)	2,300,250,000	$2,300,250	$(2,253,150)	$(320,076)	$(272,976)

The accompanying notes are an integral part of these financial statements.

ACTIVE HEALTH FOODS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From
			Inception on
			January 9,
	For the Nine Months Ended		2008 Through
	September 30,		September 30,
	2011	2010	2011
OPERATING ACTIVITIES
Net loss	$(44,114)	$(17,147)	$(320,076)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	-	21,750
Impairment of intangible assets	-	-	64,592
Amortization of discount on notes payable	-	-	40,509
Operating expenses paid by shareholders	1,243	-	1,243
Changes in operating assets and liabilities:
Inventory	(24,175)	-	(24,175)
Accounts payable and accrued expenses	(142)	(4,500)	10,150
Net Cash Used in Operating Activities	(67,188)	(21,647)	(206,007)
INVESTING ACTIVITIES
Purchase of intangible assets	-	-	(5,000)
Net Cash Used in Investing Activities	-	-	(5,000)
FINANCING ACTIVITIES
Repayment of loans	-	-	16,000
Proceeds from related party loans	68,459	18,482	333,503
Common stock issued for cash	25,250	-	25,250
Repayment of related party loans	(22,701)	(225)	127,776
Net Cash Provided by Financing Activities	71,008	18,257	214,977
NET INCREASE (DECREASE) IN CASH	3,820	(3,390)	3,970
CASH AT BEGINNING OF PERIOD	150	3,418	-
CASH AT END OF PERIOD	$3,970	$28	$3,970

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
NON CASH FINANCING ACTIVITIES:
Common stock issued for assets	$-	$-	$100
Debt assumed in acquisition of assets	$-	$-	$100,000

The accompanying notes are an integral part of these financial statements.

Active Health Foods, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
September 30, 2011 and December 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements. The results of operations for the period ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

Inventory

The Company’s inventory is stated at the lower of cost or market using the first-in, first-out (FIFO) cost method of accounting.  Inventory is reviewed periodically for potential obsolescence.  If management determines that inventory carrying value exceeds its net realizable value, it is written-down to net realizable value based upon estimates of future demand and market conditions.  During the period ended September 30, 2011 the Company made no adjustment to the carrying value of its inventory.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

Active Health Foods, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
September 30, 2011 and December 31, 2010

NOTE 4 – RELATED PARTY TRANSACTIONS

As of September 30, 2011 and December 31, 2010, respectively, the Company had borrowed a total of $206,971 and $159,970 from an officer of the Company to finance the ongoing operations of the Company.  These payables are non-interest bearing, unsecured, and are due on demand

NOTE 5 – NOTES PAYABLE

At September 30, 2011, the Company was delinquent on its payments of two notes payable.  The Company has recognized the full discount on the note as interest expense and has reclassified the entire note balance to current liabilities.   As of September 30, 2011, the balance of the notes totaled $84,000.  The notes are due on demand.

NOTE 6 – EQUITY TRANSACTIONS

On September 10, 2011 the Company increased its authorized common stock from 100 million to 900 million shares, and also increased its authorized preferred shares from zero to 50 million shares.  At September 30, 2011 the Company’s balance sheet shows that it had 2,300,250,000 common shares issued and outstanding.  This figure exceeds the 900 million common shares authorized by the Company.  However, this figure incorporates a retroactive restatement of a subsequent forward stock split (see Note 7), and is presented for comparison purposes only.  As of September 30, 2011 the Company had 23,002,500 pre-split shares issued and outstanding, which did not exceed the authorized share figure.

During the nine months ended September 30, 2011, the Company issued 25,250,000 shares of its common stock for cash at $0.001 per share for total proceeds of $25,250.

NOTE 7 – SUBSEQUENT EVENTS

On October 12, 2011 the Company elected to perform a forward split of its common stock at a ratio of 1:100 shares.  Concurrent with this forward split, the Company’s majority shareholder agreed to convert 14,900,000 of his (pre-split) common shares into 50,000,000 shares of the Company’s preferred stock.  Therefore, immediately following the forward split, the Company had 810,250,000 common shares outstanding.  All references to common stock in these financial statements, unless otherwise noted, have been retroactively restated to include the effect of this forward stock split.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no items to disclose.

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

Recent Developments

None

Results of Operations

Three Months Ended September 30, 2011

Revenues for the three months ended September 30, 2011, as well as for the three months ended September 30, 2010 were nonexistent.  The lack of revenues can be attributed to our start-up nature and lack of operating funds.

Gross profit was $0 for the three months ended September 30, 2011 compared to $0 for the three months ended September 30, 2010.

Total operating expenses were approximately $24,526 for the three months ended September 30, 2011 as compared to $3,964 for the three months ended September 30, 2010.

The Company has a net loss for the three month period ended September 30, 2011 of approximately $24,526 as compared to approximately $3,964 for the three month period ended September 30, 2010.

From Inception on January 9, 2008 through September 30, 2011

Revenues from inception on January 9, 2008 through September 30, 2011 were approximately $16,764. Gross profit for the same time period was a net loss of approximately $10,814.

Total operating expenses from inception on January 9, 2008 through September 30, 2011 were approximately $268,753. This amount is principally due to the fact that we are a start-up company and have lacked significant resources to implement our strategic business development plan and commence production.

The Company has a net income loss for the period from inception on January 9, 2008 through September 30, 2011 of approximately $320,076.  This amount is principally attributed to the fact that we are a start-up company and have lacked significant resources to implement our strategic business development plan and commence production.

Liquidity and Capital Resources

Liquidity

For the three months ended September 30, 2011, we experienced a net loss of approximately $24,526 compared to $3,964 for the three months ended September 30, 2010.  On September 30, 2011, we had approximately $3,970 in cash compared to approximately $28 in cash on September 30, 2010.  Accounts receivable, net of allowances for doubtful accounts, were $0.00.

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

Cash Flow

For the nine months ended September 30, 2011, we had negative cash flow from operations of approximately $44,114.  For the nine months ended September 30, 2010, we had negative cash flow from operations of approximately $17,147. This negative cash flow is primarily due to the start-up nature of our business, the general economic downturn and our lack of operating capital.

There were no investment activities for either the three month ending September 30, 2011 or September 30, 2010.

There were no financing activities for either the three month ending September 30, 2011 or September 30, 2010.

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

ACTIVE HEALTH FOODS, INC.

Dated: November 14, 2011	By:	/s/ Gregory Manos
Gregory Manos
Chief Executive Officer, President and Chairman (Principal Executive Officer) (Principal Financial/Accounting Officer)