Form 10-K
period 2011-12-31
Active Health Foods, Inc.
filed 2012-03-21
CIK 1477472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

                                                                 Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of December 31, 2011, there were 800,350,000 shares of Common Stock, $0.001 par value per share, issued and outstanding.

As of December 31, 2011, there were 25,000,000 shares of Preferred Stock, $0.001 par value per share, issued and outstanding.

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

Holders

As of December 31, 2011, we had 800,350,000 shares of $0.001 par value common stock issued and held by 13 shareholders of record.

The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to our common stock.

Our current transfer agent is Holladay Stock Transfer.

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

Our Company Securities

(a) Capital Stock

Common Stock:

The Company is authorized by its Certificate of Incorporation, as amended, to issue an aggregate of 900,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”). As of December 31, 2011, there were 800,350,000 shares of Common Stock issued and outstanding.

Preferred Stock:

The Company is authorized by its Certificate of Incorporation, as amended, to issue an aggregate of 50,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”). As of December 31, 2011, there were 25,000,000 shares of Common Stock issued and outstanding.

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

(c) Holders of the Company's Securities

As of December 31, 2011, there were 13 holders of record of shares of the Company’s Common Stock.

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

Liquidity and Capital Resources

As of December 31, 2011, we had limited cash of $1,130 and an accumulated deficit during the development stage (Inception to December 31, 2011) of $376,598. Our operating activities had a net loss of $100,636 in cash for the fiscal year period ended December 31, 2011, while our operations had a net loss of $19,082 in cash in the fiscal year ended December 31, 2010. The increase in operating loss was primarily attributable to an increase in professional fees.

We did not realize any revenue during the fiscal year ended December 31, 2011 as compared to revenues of $0 for the period ending December 31, 2010.  Since inception we have had revenues of $16,764. Due to the foregoing our auditors have expressed their doubt as to our ability to continue as a going concern.

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

At December 31, 2011, the Company had loans and notes outstanding of $84,000, related-party payables of $230,416 and a current accounts payable of $10,000.

Results of Operations

Fiscal Year Ended December 31, 2011 Compared to December 31, 2010

The following table summarizes the results of our operations during the fiscal years ended December 31, 2011 and 2010, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/2011 (Audited)	12/31/2010 (Audited)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$0	$0	$0	0%
Total Operating Expenses	$100,636	$19,082	$81,554	427%
Net (Loss)	$(100,636)	$(19,082)	$81,554	427%
Loss Per Share of Common Stock	$(0.00)	$(0.00)	$0.00	0%

Assets. On December 31, 2011, we had $1,130 cash on hand. On December 31, 2010, we had $150 cash on hand. This minimal amount of cash on hand and nominal increase was principally due continuing start-up costs and decreased sales activity. On December 31, 2011, we had $33,476 in inventory and $10,512 in Deposits. On December 31, 2010, we had $0 in inventory and $0 in deposit.

Total Current Liabilities. Our Total Current Liabilities increased to $324,416 on December 31, 2011 from $254,262 on December 31, 2010. This increase in Total Current Liabilities was due to additional start-up activities and increased administrative activity.

Revenues. Our Revenues were $0 for the fiscal year ended December 31, 2011, the same as for the fiscal year ended December 31, 2010. This was due to a lack of product to market and sell.

Operating Expenses. Our Total Operating Expenses were $100,636 for the fiscal year ended December 31, 2011 compared to $19,082 for the fiscal year ended December 31, 2010. This decrease in total operating expenses was due to increased business activity.

Net Loss. We recorded a Net Loss of $100,636 for the fiscal year ended December 31, 2011 as compared with a Net Loss of $19,082 for the fiscal year ended December 31, 2010. The increase in Net Losses was due to increased business activity.

Total Stockholders’ Deficit. Total Stockholders’ Deficit increased to $279,298 on December 31, 2011 from $254,112 on December 31, 2010. This increase in Total Stockholders’ Equity was due to expenses related to additional start-up costs and increased business activity.

Since inception, we have generated $16,764 in revenues and have incurred a cumulative net loss of $376,598.

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

Item 8. Financial Statements and Supplementary Data

ACTIVE HEALTH FOODS, INC.

 (A Development Stage Company)

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

FINANCIAL STATEMENTS

For the years ended December 31, 2011 and 2010

ACTIVE HEALTH FOODS, INC.

 (A Development Stage Company)

Table of Contents

Page

Audit Report of Independent Accountants

Balance Sheet – December 31, 2011 and 2010

Statement of Operations for the years ended December 31, 2011 and 2010 and for the period from inception on January 9, 2008 through December 31, 2011

Statements of Stockholders’ Equity for the period from

inception on January 9, 2008 through December 31, 2011

Statement of Cash Flows for the years ended December 31, 2011 and 2010 and for the period from inception on January 9, 2008 through December 31, 2011

Notes to Financial Statements

F-6

_______________________________________

0

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Active Health Foods, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Active Health Foods, Inc., as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2011 and 2010 and for the cumulative period from inception on January 9, 2008 through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Active Health Foods, Inc., as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2011 and 2010 and for the cumulative period from inception on January 9, 2008 through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 2, 2011

ASSETS

	December 31,	December 31,
	2011	2010

CURRENT ASSETS

Cash	$1,130	$150
Inventory	33,476
Deposits	10,512	-

Total Current Assets	45,118	150

TOTAL ASSETS	$45,118	$150

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$10,000	$10,292
Related-party payables	230,416	159,970
Notes payable	84,000	84,000

Total Current Liabilities	324,416	254,262

TOTAL LIABILITIES	324,416	254,262

STOCKHOLDERS' DEFICIT

Preferred stock; 50,000,000 shares authorized,
at $0.001 par value, 25,000,000 and -0-
shares issued and outstanding, respectively	25,000	-
Common stock; 900,000,000 shares authorized,
at $0.001 par value, 800,350,000 and 2,275,000,000
shares issued and outstanding, respectively	800,350	2,275,000
Additional paid-in capital	(728,050)	(2,253,150)
Deficit accumulated during the development stage	(376,598)	(275,962)

Total Stockholders' Deficit	(279,298)	(254,112)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$45,118	$150

			From
			Inception on
			January 9,
	For the Years Ended		2008 Through
	December 31,		December 31,
	2011	2010	2011

REVENUES	$-	$-	$16,764
COST OF SALES	-	-	27,578

GROSS PROFIT	-	-	(10,814)

OPERATING EXPENSES

Impairment of intangible assets	-	-	64,592
Advertising expense	2,528	8,962	26,450
Professional fees	78,164	2,967	164,147
General and administrative	19,944	7,153	70,086

Total Operating Expenses	100,636	19,082	325,275

LOSS FROM OPERATIONS	(100,636)	(19,082)	(336,089)

OTHER EXPENSE

Interest expense	-	-	(40,509)

Total Other Expense	-	-	(40,509)

LOSS BEFORE INCOME TAXES	(100,636)	(19,082)	(376,598)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(100,636)	$(19,082)	$(376,598)

BASIC AND DILUTED LOSS
PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	1,971,758,356	2,275,000,000

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Balance at inception on January 9, 2008	-	$-	-	$-	$-	$-	$-

Issuance of founders' shares	-	-	90,000,000	90,000	(90,000)	-	-

Shares issued for purchase of assets	-	-	10,000,000	10,000	(9,900)	-	100

Net loss from January 9, 2008 to
December 31, 2008	-	-	-	-	-	(217,201)	(217,201)

Balance, December 31, 2008	-	-	100,000,000	100,000	(99,900)	(217,201)	(217,101)

Common stock issued for services	-	-	2,000,000,000	2,000,000	(1,980,000)	-	20,000

Common stock issued for services	-	-	175,000,000	175,000	(173,250)	-	1,750

Net loss for the year ended
December 31, 2009	-	-	-	-	-	(39,679)	(39,679)

Balance, December 31, 2009	-	-	2,275,000,000	2,275,000	(2,253,150)	(256,880)	(235,030)

Net loss for the year ended
December 31, 2010	-	-	-	-	-	(19,082)	(19,082)

Balance, December 31, 2010	-	-	2,275,000,000	2,275,000	(2,253,150)	(275,962)	(254,112)

Common stock issued for cash
at $0.001 per share	-	-	25,250,000	25,250	-	-	25,250

Common stock issued for services
at $0.001 per share	-	-	50,200,000	50,200	-	-	50,200

Cancellation of common stock	-	-	(60,100,000)	(60,100)	60,100	-	-

Preferred stock issued upon
conversion of common stock	25,000,000	25,000	(1,490,000,000)	(1,490,000)	1,465,000	-	-

Net loss for the year ended
December 31, 2011	-	-	-	-	-	(100,636)	(100,636)

Balance, December 31, 2011	25,000,000	25,000	800,350,000	$800,350	$(728,050)	$(376,598)	$(279,298)

			From
			Inception on
			January 9,
	For the Years Ended		2008 Through
	December 31,		December 31,
	2011	2010	2011
OPERATING ACTIVITIES
Net loss	$(100,636)	$(19,082)	$(376,598)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	50,200	-	71,950
Impairment of intangible assets	-	-	64,592
Amortization of discount on notes payable	-	-	40,509
Operating expenses paid by shareholder	4,499	-	4,499
Changes in operating assets and liabilities:
Inventory	(33,476)	-	(33,476)
Deposits	(10,512)	-	(10,512)
Change in accounts payable and accrued expenses	(292)	(4,208)	10,000
Net Cash Used in Operating Activities	(90,217)	(23,290)	(229,036)

INVESTING ACTIVITIES
Purchase of intangible assets	-	-	(5,000)
Net Cash Used in Investing Activities	-	-	(5,000)

FINANCING ACTIVITIES
Repayment of loans	-	-	(16,000)
Proceeds from related party loans	93,828	20,489	358,872
Common stock issued for cash	25,250	-	25,250
Repayment of related party loans	(27,881)	(467)	(132,956)
Net Cash Provided by Financing Activities	91,197	20,022	235,166

NET INCREASE (DECREASE) IN CASH	980	(3,268)	1,130
CASH AT BEGINNING OF PERIOD	150	3,418	-
CASH AT END OF PERIOD	$1,130	$150	$1,130

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for assets	$-	$-	$100
Debt assumed in acquisition of assets	$-	$-	$100,000
Preferred stock issued upon conversion
of common stock	$85,100	$-	$85,100
Cancellation of common stock	$60,100	$-	$60,100

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

Concentrations of Risk

The Company’s bank accounts are held in insured institutions. The funds are insured up to $250,000 USD. At December 31, 2011 and 2010, the Company’s bank deposits did not exceed the insured amounts.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories.  As of December 31, 2011 and 2010, an allowance for doubtful receivables $-0- and    $-0-, respectively, was considered necessary.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.

Inventory

In accordance with ASC 330, the Company’s inventories are recorded at the lower of cost or market. The Company had inventory totaling $33,476 and $-0- as of December 31, 2011 and 2010.  As of December 31, 2011 the Company’s inventory consisted of raw materials and packaging materials.

ACTIVE HEALTH FOODS, INC.

(A Development Stage Company)

Statements of Cash Flows

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	December 31,	December 31,
	2011	2010
Raw materials	$33,476	$-
Finished goods	-	-
Allowance for obsolete inventory	-	-
Total	$33,476	$-

Impairment of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. During the years ended December 31, 2011 and 2010, the Company recorded no impairment of its assets.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs of $2,528 and $8,962 during the years ended December 31, 2011 and 2010, respectively.

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

ACTIVE HEALTH FOODS, INC.

(A Development Stage Company)

Statements of Cash Flows

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company adopted ASC 740, at the beginning of fiscal year 2008. This interpretation requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The adoption of ASC 740 had no material impact on the Company’s financial statements.

Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The Company computes net income (loss) per share in accordance with ASC 260. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. The Company had no common stock equivalents outstanding as of December 31, 2011 and 2010.

	For the Year Ended December 31,
	2011	2010
Net Loss (Numerator)	$(100,636)	$(19,082)
Shares (Denominator)	1,971,758,356	2,275,000,000
Per share (total)	$(0.00)	$(0.00)

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

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

ACTIVE HEALTH FOODS, INC.

(A Development Stage Company)

Statements of Cash Flows

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

NOTE 3 – RELATED PARTY PAYABLES

During the year ended December 31, 2011, the Company received $93,828 in additional cash loans from related parties, and had $4,499 in expenses paid on its behalf by related parties. The Company made cash payments on these notes totaling $27,881 during the year ended December 31, 2011.

NOTE 4- NOTES PAYABLE

On January 17, 2008 the Company entered into an asset purchase agreement to acquire certain trade secrets and trademarks.  The Company paid $5,000 cash; issued 100,000 shares of common stock valued at $100 and assumed $59,492 of net liabilities in exchange for formulas and trade secrets.

The $59,492 of net liabilities are comprised of a $10,000 note, which was repaid shortly after the acquisition, and two $45,000 notes that are payable in equal monthly installments in the amount of five hundred dollars ($500) for ninety (90) months continuing through September, 2015.  In the event the Company were to become delinquent on payments, the notes would become payable on demand.  The notes do not accrue interest and have no prepayment penalty.  Since the notes do not accrue interest, the Company has computed an imputed interest on the notes and recorded a corresponding discount.  The interest rate used to calculate the imputed interest is eight percent (8%).

A summary of the calculation of the discount on the notes is as follows:

PV of loan discounted at 8%	$49,491
Undiscounted value of loan	90,000
Net discount	$(40,509)

As of December 31, 2008, the Company was delinquent in its payments of these two notes.  Therefore, the Company recognized the full discount on the note as interest expense and has reclassified the entire note balance to current liabilities.   As of December 31, 2010 the Company has recognized at total of $40,509 in imputed interest expense.  As of December 31, 2011 and 2010 the balance of the notes totaled $84,000.  As the notes are due on demand, thus there are no future annual maturities to report.

ACTIVE HEALTH FOODS, INC.

(A Development Stage Company)

Statements of Cash Flows

NOTE 6- EQUITY TRANSACTIONS

On October 12, 2011 the Company elected to perform a forward-split of its common stock at a ratio of 1:100 shares.  All references to common stock in these financial statements, unless otherwise noted, have been retroactively restated to include the effect of this forward stock-split.

On April 6, 2011, the Company issued 6,900,000 shares of common for cash at $0.001 per share, for an aggregate total of $6,900.

On April 7, 2011, the Company issued 2,000,000 shares of common for cash at $0.001 per share, for an aggregate total of $2,000.

On April 8, 2011, the Company issued 16,350,000 shares of common for cash at $0.001 per share, for an aggregate total of $16,350.

On July 1, 2011, the Company issued 50,100,000 shares of common for services at $0.001 per share, for an aggregate total of $50,000.

On August 15, 2011, the Company cancelled 10,000,000 shares of common stock.

On September 7, 2011, the Company issued 200,000 shares of common for services at $0.001 per share, for an aggregate total of $200.

On October 1, 2011, the Company cancelled 50,100,000 shares of common stock.

On October 12, 2011 the Company issued 25,000,000 shares of preferred stock upon conversion of 1,490,000,000 shares of common stock.

NOTE 7 - INCOME TAXES

No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since inception.  Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance since it is currently not likely that the Company will be significantly profitable in the near future to take advantage of the losses.  The income tax provision differs from the amount of income tax determined by applying the combined U.S. federal and state income tax rates of 42.8% to pretax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:

	Years Ended December 31,
	2011	2010
Current taxes	$(21,607)	$(7,442)
Valuation allowance	21,607	7,442
Total provision for income taxes	$-	$-

ACTIVE HEALTH FOODS, INC.

(A Development Stage Company)

Statements of Cash Flows

NOTE 7 - INCOME TAXES (CONTINUED)

The following table shows the components of the Company’s deferred tax assets.

	Years Ended December 31,
	2011	2010
Deferred Tax Assets
Loss carryforwards (expire through 2031)	$ (161,335)	$ (107,625)
Stock compensation expense	30,823	-
Total gross deferred tax asset	130,511	107,625
Valuation allowance	(130,511)	(107,625)
Net deferred taxes	-	-
Deferred tax liabilities	-	-
Net deferred taxes	$ -	$ -

The Company’s net operating loss carry forwards of approximately $376,598 expire in various years through 2031. The Company has not evaluated the impact of Section 382, if any, on its ability to utilize its net operating loss carry forwards in future years.

The valuation allowance has increased $39,248 during the period ended December 31, 2011. The Company adopted the provisions of ASC 740 at the beginning of fiscal year 2008. As a result of this adoption, the Company has not made any adjustments to deferred tax assets or liabilities. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company has not had operations resulting in net income and is carrying a large Net Operating Loss as disclosed above.  Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

NOTE 8- SUBSEQUENT EVENTS

On January 3, 2012, 350,000,000 shares of the Company’s common stock were returned to the treasury.  Consequently, as of the date of this report, the Company has reduced the number of outstanding shares of common stock to 450,350,000.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this filing and determined that there are no additional material subsequent events.

 Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth certain information concerning our officers and directors.

Name and Address                                Age           Position                                                      Period of Service

Gregory Manos                                       56      President,                           January 9, 2008 (inception) to the present

  Secretary,

  Chief Executive Officer

  Chief Accounting Officer,

  Director,

  Treasurer

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

Item 11. Executive Compensation

DIRECTOR AND OFFICER COMPENSATION

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
Gregory Manos	2010	-	-	-	-	-	-	-
Officer and Director	2011	-	-	-	-	-	-	-

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)

Common Stock	Gregory Manos	600,000,000	74.97%
Common Stock	President, CEO and Director Nevada Business Development Corporation(3)	175,100,000	21.8%

Preferred Stock	Gregory Manos	25,000,000	100%
	President, CEO and Director

(1)

The percentage of common stock held by each listed person is based on 800,350,000 shares of common stock issued and outstanding as of the date of this Annual Report. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

(2)

 The percentage of preferred stock held by each listed person is based on 250,000 shares of preferred stock issued and outstanding as of the date of this Annual Report. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

(3)	Nevada Business Development Corporation is an entity owned and operated by Gregory Manos, the Company’s president, CEO, and director.

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

2011	$5,500
2010	$4,500

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$0
2010	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2011	$0
2010	$0

 (4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$0
2010	$0

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year ended December 31, 2011 that were attributed to work performed by persons other than the principal accountant’s full time permanent employees was 0%.

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

ACTIVE HEALTH FOODS, INC.

Dated: March 21, 2012	By:	/s/ Gregory Manos
Gregory Manos
President, CEO and Director (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gregory Manos	March 21, 2012
Gregory Manos
Principal Executive Officer

/s/ Gregory Manos	March 21, 2012
Gregory Manos
Principal Financial Officer

/s/ Gregory Manos	March 21, 2012
Gregory Manos
Principal Accounting Officer
/s/ Gregory Manos	March 21, 2012
Gregory Manos
Director