Form 10-Q
period 2012-03-31
Active Health Foods, Inc.
filed 2012-05-21
CIK 1477472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of March 31, 2012, there were 447,350,000 shares of common stock, par value $0.001 per share, outstanding and no shares of preferred stock outstanding.

CERTIFICATIONS

Exhibit 31.1 Management Certification

Exhibit 32.2 Sarbanes-Oxley Act

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ACTIVE HEALTH FOODS, INC.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS

Cash	$195	$1,130
Accounts receivable	1,753	-
Inventory	40,195	33,476
Deposits	-	10,512

Total Current Assets	42,143	45,118

TOTAL ASSETS	$42,143	$45,118

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$16,425	$10,000
Related-party payables	230,906	230,416
Notes payable	84,000	84,000

Total Current Liabilities	331,331	324,416

TOTAL LIABILITIES	331,331	324,416

STOCKHOLDERS' DEFICIT

Preferred stock; 50,000,000 shares authorized,
at $0.001 par value, 25,000,000 and 25,000,000
shares issued and outstanding, respectively	25,000	25,000
Common stock; 900,000,000 shares authorized,
at $0.001 par value, 447,350,000 and 800,350,000
shares issued and outstanding, respectively	447,350	800,350
Additional paid-in capital	(362,050)	(728,050)
Deficit accumulated during the development stage	(399,488)	(376,598)

Total Stockholders' Deficit	(289,188)	(279,298)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$42,143	$45,118

The accompanying notes are an integral part of these condensed financial statements.

ACTIVE HEALTH FOODS, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			From
			Inception on
			January 9,
	For the Three Months Ended		2008 Through
	March 31,		March 31,
	2012	2011	2012

REVENUES	$4,173	$-	$20,937
COST OF SALES	3,792	-	31,370

GROSS PROFIT	381	-	(10,433)

OPERATING EXPENSES

Impairment of intangible assets	-	-	64,592
Advertising expense	3,963	-	30,413
Professional fees	15,670	4,852	179,817
General and administrative	3,638	361	73,724

Total Operating Expenses	23,271	5,213	348,546

LOSS FROM OPERATIONS	(22,890)	(5,213)	(358,979)

OTHER EXPENSE

Interest expense	-	-	(40,509)

Total Other Expense	-	-	(40,509)

LOSS BEFORE INCOME TAXES	(22,890)	(5,213)	(399,488)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(22,890)	$(5,213)	$(399,488)

BASIC AND DILUTED LOSS
PER SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	100,921,429	2,275,000,000

The accompanying notes are an integral part of these condensed financial statements.

ACTIVE HEALTH FOODS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
			From
			Inception on
			January 9,
	For the Three Months Ended		2008 Through
	March 31,		March 31,
	2012	2011	2012

OPERATING ACTIVITIES
Net loss	$(22,890)	$(5,213)	$(399,488)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	-	71,950
Impairment of intangible assets	-	-	64,592
Amortization of discount on notes payable	-	-	40,509
Operating expenses paid by shareholder	9,552	-	14,051
Changes in operating assets and liabilities:
Inventory	(6,719)	-	(40,195)
Deposits	10,512	-	-
Accounts receivable	(1,753)		(1,753)
Accounts payable and accrued expenses	6,425	4,559	16,425
Net Cash Used in Operating Activities	(4,873)	(654)	(233,909)

INVESTING ACTIVITIES
Purchase of intangible assets	-	-	(5,000)
Net Cash Used in Investing Activities	-	-	(5,000)

FINANCING ACTIVITIES
Repayment of loans	-	(126)	(16,000)
Proceeds from related-party loans	-	783	358,872
Sale of common stock	-	-	25,250
Capital contribution from related party	13,000	-	13,000
Repayment of related-party loans	(9,062)	-	(142,018)
Net Cash Provided by Financing Activities	3,938	657	239,104
NET INCREASE (DECREASE) IN CASH	(935)	3	195
CASH AT BEGINNING OF PERIOD	1,130	150	-
CASH AT END OF PERIOD	$195	$153	$195

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
NON CASH FINANCING ACTIVITIES:
Common stock issued for assets	$-	$-	$100
Debt assumed in acquisition of assets	$-	$-	$100,000
Preferred stock issued upon conversion
of common stock	$-	$-	$85,100
Cancellation of common stock	$-	$-	$60,100

The accompanying notes are an integral part of these condensed financial statements.

ACTIVE HEALTH FOODS, INC.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

March 31, 2012 and December 31, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements. The results of operations for the period ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

Inventory

In accordance with ASC 330, the Company’s inventories are recorded at the lower of cost or market. As of March 31, 2012 and December 31, 2011 the Company’s inventory consisted of raw materials and packaging materials.

	March 31,	December 31,
	2012	2011
Raw materials	$33,276	$33,476
Finished goods	6,919	-
Allowance for obsolete inventory	-	-
Total	$40,195	$33,476

ACTIVE HEALTH FOODS, INC.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

March 31, 2012 and December 31, 2011

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of March 31, 2012 and December 31, 2011, the Company had borrowed a total of $230,906 and $230,416 respectively, from an officer of the Company to finance the ongoing operations of the Company.  These payables are non-interest bearing, unsecured, and are due on demand

NOTE 5 – NOTES PAYABLE

At March 31, 2012, the Company was delinquent on its payments of two notes payable.  The Company has recognized the full discount on the note as interest expense and has reclassified the entire note balance to current liabilities.   As of March 31, 2012, the balance of the notes totaled $84,000.  The notes are due on demand.

NOTE 6 – EQUITY TRANSACTIONS

Stock-Split

On October 12, 2011 the Company elected to perform a forward-split of its common stock at a ratio of 1:100 shares.  All references to common stock in these financial statements, unless otherwise noted, have been retroactively restated to include the effect of this forward stock-split.

Common Stock Issuances

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

On January 3, 2012, the Company cancelled 350,000,000 shares of the Company’s common stock.

On February 21, 2012, the Company received $13,000 in cash pursuant to a subscription payable to an unrelated third party investor.

On February 25, 2012, the Company cancelled 3,000,000 shares of the Company’s common stock.

ACTIVE HEALTH FOODS, INC.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

March 31, 2012 and December 31, 2011

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

Recent Developments

None

Results of Operations

Three Months Ended March 31, 2012

Revenues for the three months ended March 31, 2012, were $4,173.  The lack of significant revenues can be attributed to our start-up nature and lack of operating funds.

Gross profit was $380 for the three months ended March 31, 2012, compared to $0 for the three months ended March 31, 2011.

General and Admistrative expenses were approximately $3,638 for the three months ended March 31, 2012, as compared to $361 for the three months ended March 31, 2011.

Cost of Sales

The Company has a net loss for the three month period ended March 31, 2012 of approximately $22,891 as compared to approximately $5,213 for the three month period ended March 31, 2011.

From Inception on January 9, 2008 through March 31, 2012

Revenues from inception on January 9, 2008 through March 31, 2012 were approximately $20,937. Gross profit for the same time period was approximately $(10,434).

General and administrative expenses from inception on January 9, 2008 through March 31, 2012 were approximately $73,724. This amount is principally due to the fact that we are a start-up company and have lacked significant resources to implement our strategic business development plan and commence production.

Cost of Sales Since Inception

The Company has a net loss for the period from inception on January 9, 2008 through March 31, 2012 of approximately $399,489.  This amount is principally attributed to the fact that we are a start-up company and have lacked significant resources to implement our strategic business development plan and commence production.

Liquidity and Capital Resources

Liquidity

For the three months ended March 31, 2012, we experienced a net loss of approximately $22,891 compared to $5,213 for the three months ended March 31, 2011.  On March 31, 2012, we had approximately $195 in cash compared to approximately $153 in cash for the three months ended March 31, 2011.  Accounts receivable, net of allowances for doubtful accounts, were $0.00.

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

Cash Flow

For the three months ended March 31, 2012, we had negative cash flow from operations of approximately $14,425.  For the three months ended March 31, 2011, we had negative cash flow from operations of approximately $654. This negative cash flow is primarily due to the start-up nature of our business, the general economic downturn and our lack of operating capital.

There were no investment activities for either of the three month periods ending March 31, 2012 or March 31, 2011.

For the three months ended March 31, 2012, we had positive cash flows from financing of approximately $13,490. For the three months ended March 31, 2011, we had positive cash flows from financing of approximately $657. This positive cash flow is primarily due to a stock subscription payable.

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

ACTIVE HEALTH FOODS, INC.

Dated: May 21, 2012	By:	/s/ Gregory Manos
Gregory Manos
Chief Executive Officer, President and Chairman (Principal Executive Officer) (Principal Financial/Accounting Officer)