Form 10-Q
period 2012-06-30
Active Health Foods, Inc.
filed 2012-08-14
CIK 1477472

♦UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of August 14, 2012, there were 705,309,000 shares of common stock, par value $0.001 per share, outstanding and no shares of preferred stock outstanding.

CERTIFICATIONS

Exhibit 31.1 Management Certification

Exhibit 32.2 Sarbanes-Oxley Act

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ACTIVE HEALTH FOODS, INC.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS

Cash	$40,004	$1,130
Accounts receivable	1,784	-
Inventory	72,273	33,476
Deposits	-	10,512

Total Current Assets	114,061	45,118

TOTAL ASSETS	$114,061	$45,118

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$34,983	$10,000
Related-party payables	258,857	230,416
Convertible debt, net	547	-
Derivative liability	49,721	-
Notes payable	84,000	84,000

Total Current Liabilities	428,108	324,416

TOTAL LIABILITIES	428,108	324,416

STOCKHOLDERS' DEFICIT

Preferred stock; 50,000,000 shares authorized,
at $0.001 par value, 25,000,000 and 25,000,000
shares issued and outstanding, respectively	25,000	25,000
Common stock; 900,000,000 shares authorized,
at $0.001 par value, 452,350,000 and 800,350,000
shares issued and outstanding, respectively	862,000	800,350
Stock subscription payable	13,000	-
Additional paid-in capital	2,757,570	(728,050)
Deficit accumulated during the development stage	(3,971,617)	(376,598)

Total Stockholders' Deficit	(314,047)	(279,298)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$114,061	$45,118

The accompanying notes are an integral part of these condensed financial statements.

ACTIVE HEALTH FOODS, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)
					From
					Inception on
					January 9,
	For the Three Months Ended		For the Six Months Ended		2008 Through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012
REVENUES	$29,732	$-	$33,905	$-	$50,669
COST OF SALES	16,826	-	20,618	-	48,196
GROSS PROFIT	12,906	-	13,287	-	2,473

OPERATING EXPENSES
Impairment of intangible assets	-	-	-	-	64,592
Advertising expense	1,211	243	5,174	243	31,624
Professional fees	3,555,638	7,389	3,571,308	12,241	3,735,455
General and administrative	15,932	6,743	19,570	7,104	89,656
Total Operating Expenses	3,572,781	14,375	3,596,052	19,588	3,921,327

LOSS FROM OPERATIONS	(3,559,875)	(14,375)	(3,582,765)	(19,588)	(3,918,854)

OTHER EXPENSE
Gain or loss on derivative	18483	-	18,483		18,483
Interest expense	(30,737)	-	(30,737)	-	(71,246)
Total Other Expense	(12,254)	-	(12,254)	-	(52,763)

LOSS BEFORE INCOME TAXES	(3,572,129)	(14,375)	(3,595,019)	(19,588)	(3,971,617)
PROVISION FOR INCOME TAXES	-	-	-	-	-
NET LOSS	$(3,572,129)	$(14,375)	$(3,595,019)	$(19,588)	$(3,971,617)

BASIC AND DILUTED LOSS
PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)
WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED	511,893,407	2,298,481,300	516,997,802	2,286,805,500

The accompanying notes are an integral part of these condensed financial statements

ACTIVE HEALTH FOODS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
			From
			Inception on
			January 9,
	For the Six Months Ended		2008 Through
	June 30,		June 30,
	2012	2011	2012
OPERATING ACTIVITIES
Net loss	$(3,595,019)	$(19,588)	$(3,971,617)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	3,497,270	-	3,569,220
Impairment of intangible assets	-	-	64,592
Gain on re-measurement of derivative liability	(18,483)	-	(18,483)
Amortization of discount on notes payable	31,251	-	71,760
Operating expenses paid by shareholder	27,821	-	32,320
Changes in operating assets and liabilities:
Inventory	(38,797)	-	(72,273)
Deposits	10,512	-	0
Accounts receivable	(1,784)		(1,784)
Interest payable	33	-	33
Accounts payable and accrued expenses	24,950	(142)	34,950
Net Cash Used in Operating Activities	(62,246)	(19,730)	(291,282)
INVESTING ACTIVITIES
Purchase of intangible assets	-	-	(5,000)
Net Cash Used in Investing Activities	-	-	(5,000)
FINANCING ACTIVITIES
Repayment of loans	-	-	(16,000)
Proceeds from related-party loans	48,646	11,502	407,518
Proceeds from convertible debt	37,500	-	37,500
Sale of common stock	50,000	25,250	75,250
Subscription payable	13,000	-	13,000
Repayment of related-party loans	(48,026)	(12,020)	(180,982)
Net Cash Provided by Financing Activities	101,120	24,732	336,286
NET INCREASE IN CASH	38,874	5,002	40,004
CASH AT BEGINNING OF PERIOD	1,130	150	-
CASH AT END OF PERIOD	$40,004	$5,152	$40,004

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
NON CASH FINANCING ACTIVITIES:
Common stock issued for assets	$-	$-	$100
Debt assumed in acquisition of assets	$-	$-	$100,000
Debt discount on derivative liability	$37,500	$-	$37,500
Preferred stock issued upon conversion
of common stock	$-	$-	$85,100
Cancellation of common stock	$-	$-	$60,100

The accompanying notes are an integral part of these condensed financial statements.

ACTIVE HEALTH FOODS, INC.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

June 30, 2012 and December 31, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements. The results of operations for the period ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

	June 30,	December 31,
	2012	2011
Raw materials	$72,273	$33,476
Finished goods	-	-
Allowance for obsolete inventory	-	-
Total	$72,273	$33,476

ACTIVE HEALTH FOODS, INC.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

June 30, 2012 and December 31, 2011

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of June 30, 2012 and December 31, 2011, respectively, the Company had borrowed a total of $258,857 and $230,416 from an officer of the Company to finance the ongoing operations of the Company.  These payables are non-interest bearing, unsecured, and are due on demand.

NOTE 5 – NOTES PAYABLE

At June 30, 2012, the Company was delinquent on its payments of two notes payable.  The Company has recognized the full discount on the note as interest expense and has reclassified the entire note balance to current liabilities.   As of June 30, 2012, the balance of the notes totaled $84,000.  The notes are due on demand.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On June 26, 2012 the Company borrowed $37,500 from an unrelated third party entity in the form of a convertible note, $35,000 of which was received in cash and $2,500 of which was for lawyer fees.  The note bears interest at a rate of 8 percent per annum, with principal and interest due in full on March 27, 2013.

The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock at a price of 42 percent below the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $37,500 on the note date.  As of June 30, 2012 the Company had amortized $547 of the debt discount to interest expense, leaving $36,953 in unamortized debt discount at June 30, 2012.

NOTE 9 – DERIVATIVE LIABILITY

On June 26, 2012 the Company executed a convertible note payable in the amount of $37,500 which is convertible at the holder’s option at 42 percent below the average of the lowest three daily closing prices per share for the previous 10 days on the date of conversion.

The fair value of the conversion option of the convertible note of $68,204 has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of these conversion options being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the note is converted or the conversion feature expires.

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price at valuation date of $0.0054, exercise price of $0.0031, dividend yield of zero, years to maturity of 0.74, risk free rate of 0.125 percent, and annualized volatility of 785 percent.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   At June 30, 2012 the derivative liability was revalued at $49,721, which led to the Company recording a gain on derivative liability in the amount of $18,483.

ACTIVE HEALTH FOODS, INC.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

June 30, 2012 and December 31, 2011

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

On June 4, 2012, the Company issued 5,000,000 shares of the Company’s common stock for $50,000 in cash.

On June 4, 2012, the Company issued 447,650,000 shares of the Company’s common stock for services at $.0078 per share, for an aggregate total of $3,491,670.

On June 26, 2012, the Company cancelled 38,700,000 shares of the Company’s common stock.

On June 26, 2012, the Company issued 700,000 shares of the Company’s common stock for services at $.008 per share, for an aggregate total of $5,600.

NOTE 7 – SUBSEQUENT EVENTS

On July 11, 2012 the Company issued 38,000,000 shares of common stock for services rendered at $0.0027 per share, resulting in an aggregate value of $102,600.

ACTIVE HEALTH FOODS, INC.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

June 30, 2012 and December 31, 2011

NOTE 7 – SUBSEQUENT EVENTS (Continued)

On August 3, 2012 the Company cancelled 135,000,000 shares of common stock.

On August 9, 2012 the Company cancelled 59,691,000 shares of common stock.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no additional items to disclose.

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

Recent Developments

None

Results of Operations

Three Months Ended June 30, 2012

Revenues for the three months ended June 30, 2012 were $29,732, compared to $-0- for the three months ended June 30, 2011.  The lack of revenues in 2011 can be attributed to our start-up nature and lack of operating funds.

Gross profit was $12,906 for the three months ended June 30, 2012, compared to $-0- for the three months ended June 30, 2011.

Operating expenses were $3,572,781 for the three months ended June 30, 2012, as compared to $14,375 for the three months ended June 30, 2011.  The significant increase in operating expenses incurred during the current period relates primarily to an issuance of 447,650,000 shares of common stock to the Company’s president during the period.  These shares were valued at $3,491,670, resulting in 98 percent of the Company’s operating expenses during the period.

The Company has a net loss for the three month period ended June 30, 2012 of $3,572,129 as compared to $14,375 for the three month period ended June 30, 2011.

Six Months Ended June 30, 2012

Revenues for the six months ended June 30, 2012 were $33,905, compared to $-0- for the six months ended June 30, 2011.  The lack of revenues in 2011 can be attributed to our start-up nature and lack of operating funds.

Gross profit was $13,287 for the six months ended June 30, 2012, compared to $-0- for the six months ended June 30, 2011.

Operating expenses were $3,596,052 for the six months ended June 30, 2012, as compared to $19,588 for the six months ended June 30, 2011.  The significant increase in operating expenses incurred during the current period relates primarily to an issuance of 447,650,000 shares of common stock to the Company’s president during the period.  These shares were valued at $3,491,670, resulting in 97 percent of the Company’s operating expenses during the period.

The Company has a net loss for the six month period ended June 30, 2012 of $3,595,019 as compared to $19,588 for the six month period ended June 30, 2011.

From Inception on January 9, 2008 through June 30, 2012

Revenues from inception on January 9, 2008 through June 30, 2012 were $50,669. Gross profit for the same time period was $2,473.

Operating expenses from inception on January 9, 2008 through June 30, 2012 were $3,921,327. The vast majority of this amount relates to an issuance of 447,650,000 shares of common stock to the Company’s president during the period.  These shares were valued at $3,491,670, resulting in 89 percent of the Company’s operating expenses from inception through June 30, 2012.

The Company has a net loss for the period from inception on January 9, 2008 through June 30, 2012 of $3,971,617

Liquidity and Capital Resources

Liquidity

For the six months ended June 30, 2012, we experienced a net loss of approximately $3,595,019 compared to $19,588 for the six months ended June 30, 2011.  On June 30, 2012, we had approximately $40,004 in cash compared to approximately $1,130 in cash at December 31, 2011.  Accounts receivable, net of allowances for doubtful accounts, totaled $1,784.

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

Cash Flow

For the six months ended June 30, 2012, we had negative cash flow from operations of $62,246.  For the six months ended June 30, 2011, we had negative cash flow from operations of approximately $19,730. This negative cash flow is primarily due to the start-up nature of our business, the general economic downturn and our lack of operating capital.

There were no investment activities for either of the six month periods ending June 30, 2012 or June 30, 2011.

For the six months ended June 30, 2012, we had positive cash flows from financing of approximately $101,120.For the six months ended June 30, 2011, we had positive cash flows from financing of approximately $24,732. This positive cash flow is primarily due the sale of common stock for cash, and the issuance of related-party and convertible debt.

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

ACTIVE HEALTH FOODS, INC.

Dated: August 14, 2012	By:	/s/ Gregory Manos
Gregory Manos
Chief Executive Officer, President and Chairman (Principal Executive Officer) (Principal Financial/Accounting Officer)