Form 10-K/A
period 2011-12-31
Active Health Foods, Inc.
filed 2012-10-19
CIK 1477472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Active Health Foods, Inc., is filing this Amendment No. 1 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on March 21, 2012, for the purpose of correcting a clerical error with respect to the date of the Report of Independent Registered Public Accounting Firm, and correcting a clerical error with respect to the date in Exhibit 32.2, Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No other changes have been made to the Form 10-K. This Form 10-K/A continues to speak as of the original filing date of the form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the form 10-K.

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

March 2, 2012

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

ACTIVE HEALTH FOODS, INC.

Dated: October 19, 2012	By:	/s/ Gregory Manos
Gregory Manos
President, CEO and Director (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gregory Manos	October 19, 2012
Gregory Manos
Principal Executive Officer

/s/ Gregory Manos	October 19, 2012
Gregory Manos
Principal Financial Officer

/s/ Gregory Manos	October 19, 2012
Gregory Manos
Principal Accounting Officer
/s/ Gregory Manos	October 19, 2012
Gregory Manos
Director