Form 10-Q
period 2012-09-30
Active Health Foods, Inc.
filed 2012-11-14
CIK 1477472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of November 13, 2012, there were 666,958,000 shares of common stock, par value $0.001 per share, outstanding and no shares of preferred stock outstanding.

CERTIFICATIONS

Exhibit 31.1 Management Certification

Exhibit 32.2 Sarbanes-Oxley Act

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

~~[INSERT FINANCIAL STATEMENTS HERE ]~~

ACTIVE HEALTH FOODS, INC.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	September 30,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS

Cash	$5,738	$1,130
Accounts receivable	28,062	-
Inventory	83,198	33,476
Deposits	-	10,512

Total Current Assets	116,998	45,118

TOTAL ASSETS	$116,998	$45,118

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$50,659	$10,000
Related-party payables	224,503	230,416
Interest payable	1,975	-
Convertible debt, net	33,204	-
Derivative liability	214,727	-
Notes payable	64,361	84,000

Total Current Liabilities	589,429	324,416

TOTAL LIABILITIES	589,429	324,416

STOCKHOLDERS' DEFICIT

Preferred stock; 100,000,000 shares authorized,
at $0.001 par value, 25,000,000 and 25,000,000
shares issued and outstanding, respectively	25,000	25,000
Common stock; 2,000,000,000 shares authorized,
at $0.001 par value, 381,958,000 and 800,350,000
shares issued and outstanding, respectively	381,958	800,350
Stock subscription payable	13,000	-
Additional paid-in capital	3,992,212	(728,050)
Deficit accumulated during the development stage	(4,884,601)	(376,598)

Total Stockholders' Deficit	(472,431)	(279,298)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$116,998	$45,118

The accompanying notes are an integral part of these condensed financial statements.

ACTIVE HEALTH FOODS, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)
					From Inception on
					January 9,
	For the Three Months Ended		For the Nine Months Ended		2008 Through
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012
REVENUES	$30,917	$-	$64,822	$-	$81,586
COST OF SALES	21,441	-	42,059	-	69,637
GROSS PROFIT	9,476	-	22,763	-	11,949

OPERATING EXPENSES
Impairment of intangible assets	-	-	-	-	64,592
Advertising expense	1,383	-	6,557	243	33,007
Professional fees	49,730	17,805	3,621,038	30,046	3,785,185
General and administrative	807,399	6,721	826,969	13,825	897,055
Total Operating Expenses	858,512	24,526	4,454,564	44,114	4,779,839

LOSS FROM OPERATIONS	(849,036)	(24,526)	(4,431,801)	(44,114)	(4,767,890)

OTHER EXPENSE
Gain or loss on derivative	39,269	-	57,752	-	57,752
Interest expense	(103,217)	-	(133,954)	-	(174,463)
Total Other Expense	(63,948)	-	(76,202)	-	(116,711)

LOSS BEFORE INCOME TAXES	(912,984)	(24,526)	(4,508,003)	(44,114)	(4,884,601)
PROVISION FOR INCOME TAXES	-	-	-	-	-
NET LOSS	$(912,984)	$(24,526)	$(4,508,003)	$(44,114)	$(4,884,601)

BASIC AND DILUTED LOSS
PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	693,560,891	2,300,250,000	577,087,051	2,291,336,300

The accompanying notes are an integral part of these condensed financial statements

ACTIVE HEALTH FOODS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
			From Inception on
			January 9,
	For the Nine Months Ended		2008 Through
	September 30,		September 30,
	2012	2011	2012
OPERATING ACTIVITIES
Net loss	$(4,508,003)	$(44,114)	$(4,884,601)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	4,244,870	-	4,316,820
Impairment of intangible assets	-	-	64,592
Gain on re-measurement of derivative liability	(57,752)	-	(57,752)
Amortization of discount on notes payable	165,183	-	205,692
Operating expenses paid by shareholder	27,821	1,243	32,320
Changes in operating assets and liabilities:
Inventory	(49,722)	(24,175)	(83,198)
Deposits	10,512	-	-
Accounts receivable	(28,062)	-	(28,062)
Interest payable	1,975	-	1,975
Accounts payable and accrued expenses	40,659	(142)	50,659
Net Cash Used in Operating Activities	(152,519)	(67,188)	(381,555)
INVESTING ACTIVITIES
Purchase of intangible assets	-	-	(5,000)
Net Cash Used in Investing Activities	-	-	(5,000)
FINANCING ACTIVITIES
Repayment of notes payable	(12,639)	-	(28,639)
Proceeds from related-party loans	230,078	68,459	588,950
Proceeds from convertible debt	140,500	-	140,500
Sale of common stock	50,000	25,250	75,250
Subscription payable	13,000	-	13,000
Repayment of related-party loans	(263,812)	(22,701)	(396,768)
Net Cash Provided by Financing Activities	157,127	71,008	392,293
NET INCREASE IN CASH	4,608	3,820	5,738
CASH AT BEGINNING OF PERIOD	1,130	150	-
CASH AT END OF PERIOD	$5,738	$3,970	$5,738

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for assets	$-	$-	$100
Debt assumed in acquisition of assets	$-	$-	$100,000
Debt discount on derivative liability	$140,500	$-	$140,500
Preferred stock issued upon conversion of common stock	$-	$-	$85,100
Cancellation of common stock	$1,124,742	$-	$1,184,842
Gain on forgiveness of debt by a related party	$7,000	$-	$7,000

The accompanying notes are an integral part of these condensed financial statements.

ACTIVE HEALTH FOODS, INC.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

September 30, 2012 and December 31, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements. The results of operations for the period ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

	September 30,	December 31,
	2012	2011
Raw materials	$3,479	$33,476
Finished goods	79,719	-
Inventory in transit	-	-
Allowance for obsolete inventory	-	-
Total	$83,198	$33,476

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of September 30, 2012 and December 31, 2011, respectively, the Company had borrowed a net total of $224,503 and $230,416 from an officer of the Company to finance the ongoing operations of the Company.  These payables are non-interest bearing, unsecured, and are due on demand.

NOTE 5 – NOTES PAYABLE

At September 30, 2012, the Company was delinquent on its payments of two notes payable.  The Company has recognized the full discount on the note as interest expense and has reclassified the entire note balance to current liabilities. As of September 30, 2012, the balance of the notes totaled $64,361.  The notes are due on demand.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

$37,500 Convertible Note - On June 26, 2012 the Company borrowed $37,500 from an unrelated third party entity in the form of a convertible note, $35,000 of which was received in cash and $2,500 of which was for legal fees.  The note bears interest at a rate of 8.0 percent per annum, with principal and interest due in full on March 27, 2013.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $37,500 on the note date.  As of September 30, 2012 the Company had amortized $13,138 of the debt discount to interest expense, leaving $24,362 in unamortized debt discount at September 30, 2012.

$53,000 Convertible Note - On August 7, 2012 the Company borrowed $53,000 from an unrelated third party entity in the form of a convertible note, $50,000 of which was received in cash and $3,000 of which was for lawyer fees.  The note bears interest at a rate of 8 percent per annum, with principal and interest due in full on May 9, 2013.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $53,000 on the note date.  As of September 30, 2012 the Company had amortized $10,407 of the debt discount to interest expense, leaving $42,593 in unamortized debt discount at September 30, 2012.

$50,000 Convertible Note - On August 10, 2012 the Company borrowed $50,000 from an unrelated third party entity in the form of a convertible note, $48,500 of which was received in cash and $1,500 of which was for lawyer fees.  The note bears interest at a rate of 8 percent per annum, with principal and interest due in full on May 1, 2013.

NOTE 6 – CONVERTIBLE NOTES PAYABLE (Continued)

The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock at a price of 50 percent below the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $50,000 on the note date.  As of September 30, 2012 the Company had amortized $9,659 of the debt discount to interest expense, leaving $40,341 in unamortized debt discount at September 30, 2012.

NOTE 7 – DERIVATIVE LIABILITY

On June 26, 2012 the Company executed a convertible note payable in the amount of $37,500 which is convertible at the holder’s option at 42 percent below the average of the lowest three daily closing prices per share for the previous 10 days on the date of conversion.

The fair value of the conversion option of the convertible note of $76,408 has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of these conversion options being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the note is converted or the conversion feature expires.

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price at valuation date of $0.0029, exercise price of $0.0017, dividend yield of zero, years to maturity of 0.49, risk free rate of 0.14 percent, and annualized volatility of 321 percent.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   At September 30, 2012 the derivative liability was revalued at $51,980, which led to the Company recording a gain on derivative liability in the amount of $24,427.

On August 7, 2012 the Company executed a convertible note payable in the amount of $53,000 which is convertible at the holder’s option at 42 percent below the average of the lowest three daily closing prices per share for the previous 10 days on the date of conversion.

The fair value of the conversion option of the convertible note of $94,962 has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of these conversion options being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the note is converted or the conversion feature expires.

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price at valuation date of $0.0029, exercise price of $0.0017, dividend yield of zero, years to maturity of 0.61, risk free rate of 0.17 percent, and annualized volatility of 319 percent.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   At September 30, 2012 the derivative liability was revalued at $76,664, which led to the Company recording a gain on derivative liability in the amount of $18,297.

On August 10, 2012 the Company executed a convertible note payable in the amount of $50,000 which is convertible at the holder’s option at 50 percent below the average of the lowest three daily closing prices per share for the previous 30 days on the date of conversion.

NOTE 7 – DERIVATIVE LIABILITY (Continued)

The fair value of the conversion option of the convertible note of $101,111 has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of these conversion options being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the note is converted or the conversion feature expires.

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price at valuation date of $0.0029, exercise price of $0.0014, dividend yield of zero, years to maturity of 0.58, risk free rate of 0.17 percent, and annualized volatility of 325 percent.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   At September 30, 2012 the derivative liability was revalued at $86,230, which led to the Company recording a gain on derivative liability in the amount of $14,882.

NOTE 8 – EQUITY TRANSACTIONS

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

NOTE 8 – EQUITY TRANSACTIONS (Continued)

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

On July 11, 2012 the Company issued 38,000,000 shares of common stock for services at $0.0027 per share, resulting in an aggregate total of $102,600.

On July 25, 2012 the Company received a gain on settlement of debt of $7,000 from a related party of the Company.

On August 3, 2012, the Company cancelled 135,000,000 shares of the Company’s common stock.

On August 9, 2012, the Company cancelled 383,042,000 shares of the Company’s common stock.

On September 6, 2012, the Company cancelled 498,351,000 shares of the Company’s common stock.

On September 6, 2012, the Company issued 215,000,000 shares of the Company’s common stock for services at $.0030 per share, for an aggregate total of $645,000.

On September 21, 2012, the Company cancelled 40,000,000 shares of the Company’s common stock.

NOTE 9 – SUBSEQUENT EVENTS

On October 3, 2012 the Company executed a convertible note payable in the amount of $37,500 which is convertible at the holder’s option at 42 percent below the average of the lowest three daily closing prices per share for the previous 10 days on the date of conversion.

On October 24, the Company increased the total number of authorized shares of voting common stock from  900,000,000 to 2,000,000,000.

On October 24, the Company increased the total number of authorized shares of preferred stock from  50,000,000 to 100,000,000.

On October 26, 2012 the Company issued 285,000,000 shares of the Company’s common stock.

On October 26, 2012 the Company issued 50,000,000 shares of the Company’s Preferred stock.

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

Recent Developments

None

Results of Operations

Three Months Ended September 30, 2012

Revenues for the three months ended September 30, 2012 were $30,917, compared to $-0- for the three months ended September 30, 2011.  The lack of revenues in 2011 can be attributed to our start-up nature and lack of operating funds.

Gross profit was $9,476 for the three months ended September 30, 2012, compared to $-0- for the three months ended September 30, 2011.

Operating expenses were $858,512 for the three months ended September 30, 2012, as compared to $24,526 for the three months ended September 30, 2011.  The significant increase in operating expenses incurred during the current period relates primarily to an issuance of ~~38~~ 253,000,000 shares of common stock to the Company’s president during the period.  These shares were valued at $ ~~102~~ 747,600, resulting in ~~58~~  87 percent of the Company’s operating expenses during the period.

The Company has a net loss for the three month period ended September 30, 2012 of $912,984 as compared to $24,526 for the three month period ended September 30, 2011.

Nine Months Ended September 30, 2012

Revenues for the nine months ended September 30, 2012 were $64,822, compared to $-0- for the nine months ended September 30, 2011.  The lack of revenues in 2011 can be attributed to our start-up nature and lack of operating funds.

Gross profit was $22,763 for the nine months ended September 30, 2012, compared to $-0- for the nine months ended September 30, 2011.

Operating expenses were $4,454,564 for the nine months ended September 30, 2012, as compared to $44,114 for the nine months ended September 30, 2011.  The significant increase in operating expenses incurred during the current period relates primarily to an issuance of ~~485,650,000~~ 701,350,000 shares of common stock to the Company’s president during the period.  These shares were valued at $ ~~3,594,270~~ 4,244,870, resulting in 95 percent of the Company’s operating expenses during the period.

The Company has a net loss for the nine month period ended September 30, 2012 of $4,508,003 as compared to $44,114 for the nine month period ended September 30, 2011.

From Inception on January 9, 2008 through September 30, 2012

Revenues from inception on January 9, 2008 through September 30, 2012 were $81,586. Gross profit for the same time period was $11,949.

Operating expenses from inception on January 9, 2008 through September 30, 2012 were $4,779,839. The vast majority of this amount relates to an issuance of ~~485,650~~ 2,701,350,000 shares of common stock to the Company’s president during the period.  These shares were valued at $4,264,870, resulting in ~~88~~  89 percent of the Company’s operating expenses from inception through September 30, 2012.

The Company has a net loss for the period from inception on January 9, 2008 through September 30, 2012 of $4,884,601

Liquidity and Capital Resources

Liquidity

For the nine months ended September 30, 2012, we experienced a net loss of approximately $4,508,003 compared to $44,114 for the nine months ended September 30, 2011.  On September 30, 2012, we had approximately $5,738 in cash compared to approximately $1,130 in cash at December 31, 2011.  Accounts receivable, net of allowances for doubtful accounts, totaled $28,062.

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

Cash Flow

For the nine months ended September 30, 2012, we had negative cash flow from operations of $152,519.  For the nine months ended September 30, 2011, we had negative cash flow from operations of approximately $67,188. This negative cash flow is primarily due to the start-up nature of our business, the general economic downturn and our lack of operating capital.

There were no investment activities for either of the nine month periods ending September 30, 2012 or September 30, 2011.

For the nine months ended September 30, 2012, we had positive cash flows from financing of approximately $157,127. For the nine months ended September 30, 2011, we had positive cash flows from financing of approximately $71,008. This positive cash flow is primarily due the sale of common stock for cash, and the issuance of related-party and convertible debt.

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

ACTIVE HEALTH FOODS, INC.

Dated: November 13, 2012	By:	/s/ Gregory Manos
Gregory Manos
Chief Executive Officer, President and Chairman (Principal Executive Officer) (Principal Financial/Accounting Officer)