Form 10-K
period 2012-12-31
Active Health Foods, Inc.
filed 2013-04-01
CIK 1477472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

¨	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yesx No¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	¨	Accelerated filer	¨

Non-accelerated filer	¨	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State issuer’s revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $0.

As of December 31, 2012, there were 729,958,000 shares of Common Stock, $0.001 par value per share, issued and outstanding.

As of December 31, 2012, there were 50,000,000 shares of Preferred Stock, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Table of Contents

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

Holders

As of December 31, 2012, we had 729,958,000 shares of $0.001 par value common stock issued and held by 13 shareholders of record.

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

Our Company Securities

(a) Capital Stock

Common Stock:

The Company is authorized by its Certificate of Incorporation, as amended, to issue an aggregate of 2,000,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”). As of December 31, 2012, there were 729,958,000 shares of Common Stock issued and outstanding.

Preferred Stock:

The Company is authorized by its Certificate of Incorporation, as amended, to issue an aggregate of 100,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”). As of December 31, 2012, there were 50,000,000 shares of Common Stock issued and outstanding.

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

(c) Holders of the Company's Securities

As of December 31, 2012, there were 13 holders of record of shares of the Company’s Common Stock.

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

Liquidity and Capital Resources

As of December 31, 2012, we had limited cash of $4,459 and an accumulated deficit of $5,604,568. Our operating activities had a net loss of $5,227,970 for the fiscal year ended December 31, 2012, while our operations had a net loss of $100,636 in the fiscal year ended December 31, 2011. The increase in operating loss was primarily attributable to an increase in salaries and wages and professional fees.

We had revenue of $75,683 during the fiscal year ended December 31, 2012 as compared to revenues of $0 for the period ending December 31, 2011.

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

At December 31, 2012, the Company had loans and notes outstanding of $77,000, convertible debt net of discounts of $190,000, derivative liabilities of $34,106, related-party payables of $241,817 and accounts payable and accrued expenses of $47,865.

Results of Operations

Fiscal Year Ended December 31, 2012 Compared to December 31, 2011

The following table summarizes the results of our operations during the fiscal years ended December 31, 2012 and 2011, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/2012 (Audited)	12/31/2011 (Audited)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$75,683	$0	$75,683	-
Cost of Sales	$62,695	$0	$62,695	-
Total Operating Expenses	$5,191,040	$100,636	$5,090,404	5,058%
Net (Loss)	$(5,227,970)	$(100,636)	$5,127,334	5,095%
Loss Per Share of Common Stock	$(0.01)	$(0.00)	$0.00	-

Assets. On December 31, 2012, we had $4,459 cash on hand. On December 31, 2011, we had $1,130 cash on hand. On December 31, 2012, we had $20,546 in inventory and $-0- in deposits. On December 31, 2011, we had $33,476  in inventory and $10,512 in deposits.

Total Current Liabilities. Our Total Current Liabilities increased to $596,755 on December 31, 2012 from $324,416  on December 31, 2011. This increase in Total Current Liabilities was due to additional financing activities to support operations.

Revenues. Our Revenues were $75,683 for the fiscal year ended December 31, 2012, and $-0- for the fiscal year ended December 31, 2011. This increase was due to the Company successfully getting products to market and generating sales.

Operating Expenses. Our Total Operating Expenses were $5,191,040 for the fiscal year ended December 31, 2012 compared to $100,636 for the fiscal year ended December 31, 2011. This increase in total operating expenses was due to increased operations and business activity.

Net Loss. We recorded a Net Loss of $5,227,970 for the fiscal year ended December 31, 2012 as compared with a Net Loss of $100,636 for the fiscal year ended December 31, 2011. The increase in Net Losses was due to increased operations and business activity.

Total Stockholders’ Deficit. Total Stockholders’ Deficit increased to $543,053 on December 31, 2012 from $279,298 on December 31, 2011. This increase in Total Stockholders’ Equity was due to expenses related to increased operations and business activity.

Since inception, we have incurred a cumulative net loss of $5,604,568.

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

Stock-based Compensation

The Company follows the provisions of ASC 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock-based compensation.

Fair Value of Financial Instruments

 ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

This section is not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Active Health Foods, Inc.

Riverside, CA

We have audited the accompanying balance sheets of Active Health Foods, Inc. (the “Company”), as of December 31, 2012 and 2011 and the related statements of operations, changes in stockholders’ equity  and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HII Technologies, Inc. and its subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

April 1, 2013

ACTIVE HEALTH FOODS, INC.
Balance Sheets

ASSETS

	December 31,	December 31,
	2012	2011

CURRENT ASSETS

Cash	$4,459	$1,130
Accounts receivable	28,697	-
Inventory	20,546	33,476
Deposits	-	10,512

Total Current Assets	53,702	45,118

TOTAL ASSETS	$53,702	$45,118

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$47,865	$10,000
Related-party payables	241,817	230,416
Interest payable	5,967	-
Convertible debt, net	190,000	-
Derivative liability	34,106	-
Notes payable	77,000	84,000

Total Current Liabilities	596,755	324,416

TOTAL LIABILITIES	596,755	324,416

STOCKHOLDERS' DEFICIT

Preferred stock; 100,000,000 shares authorized,
at $0.001 par value, 50,000,000 and 25,000,000
shares issued and outstanding, respectively	50,000	25,000
Common stock; 2,000,000,000 shares authorized,
at $0.001 par value, 729,958,000 and 800,350,000
shares issued and outstanding, respectively	729,958	800,350
Stock subscription payable	-	-
Additional paid-in capital	4,281,557	(728,050)
Accumulated deficit	(5,604,568)	(376,598)

Total Stockholders' Deficit	(543,053)	(279,298)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$53,702	$45,118

The accompanying notes are an integral part of these financial statements.

ACTIVE HEALTH FOODS, INC.
Statements of Operations

	For the Years Ended
	December 31,
	2012	2011

REVENUES	$75,683	$-
COST OF SALES	62,695	-

GROSS PROFIT	12,988	-

OPERATING EXPENSES

Impairment of intangible assets	-	-
Loss on inventory write-off	101,344	-
Advertising expense	28,399	2,528
Professional fees	178,855	78,164
Salaries and Wages	4,804,008	-
General and administrative	78,434	19,944

Total Operating Expenses	5,191,040	100,636

LOSS FROM OPERATIONS	(5,178,052)	(100,636)

OTHER EXPENSE

Loss on conversion of debt	(4,100)
Other expense	(28,000)
Gain or loss on derivative	(11,851)	-
Interest expense	(5,967)	-

Total Other Expense	(49,918)	-

LOSS BEFORE INCOME TAXES	(5,227,970)	(100,636)
PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(5,227,970)	$(100,636)

BASIC AND DILUTED LOSS
PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	584,184,490	1,971,758,356

The accompanying notes are an integral part of these financial statements

ACTIVE HEALTH FOODS, INC.
Statements of Stockholders' Deficit
							Deficit
							Accumulated
					Additional	Stock	During the	Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	Deficit

Balance, December 31, 2010	-	-	2,275,000,000	2,275,000	(2,253,150)	-	(275,962)	(254,112)
Common stock issued for cash
at $0.001 per share	-	-	25,250,000	25,250	-	-	-	25,250
Preferred stock issued upon
conversion of common stock	25,000,000	25,000	(1,499,900,000)	(1,499,900)	1,525,100	-	-	50,200
Net loss for the year ended
December 31, 2011	-	-	-	-	-	-	(100,636)	(100,636)
Balance, December 31, 2011	25,000,000	$25,000	800,350,000	$800,350	$(728,050)	$-	$(376,598)	$(279,298)

Common stock issued for services
at $0.0078 per share	-	-	447,650,000	447,650	3,044,020	-	-	3,491,670
Common stock issued for services
at $0.008 per share			700,000	700	4,900			5,600
Common stock issued for services
at $0.0027 per share			38,000,000	38,000	64,600			102,600
Common shares issued for cash
at $0.0078 per share	-	-	5,000,000	5,000	45,000	-	-	50,000
Common stock issued for services
at $0.003 per share			215,000,000	215,000	430,000			645,000
Common stock issued for services
at $0.0018 per share			285,000,000	285,000	228,000			513,000
Common stock issued for services
at $0.0018 per share	50,000,000	50,000			40,000			90,000
Common stock issued for services
at $0.0008 per share			35,000,000	35,000	(7,000)			28,000
Cancellation of common stock	-	-	(1,124,742,000)	(1,124,742)	1,124,742	-	-	-
Common stock issued for
conversion of debt			28,000,000	28,000	10,345			38,345
Cancellation of Preferred stock	(25,000,000)	(25,000)			25,000			-
Net loss for year ended
December 31, 2012	-	-	-	-	-	-	(5,227,970)	(5,227,970)

Balance, December 31, 2012	50,000,000	$50,000	729,958,000	$729,958	$4,281,557	$-	$(5,604,568)	$(543,053)

ACTIVE HEALTH FOODS, INC.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2012	2011

OPERATING ACTIVITIES
Net loss	$(5,227,970)	$(100,636)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	4,875,870	50,200
Loss on inventory write-off	101,344	-
Loss on conversion of debt	4,100	-
Loss on re-measurement of derivative liability	11,851	-
Amortization of discount on notes payable	29,000	-
Operating expenses paid by shareholder	-	4,499
Changes in operating assets and liabilities:
Inventory	(88,414)	(33,476)
Deposits	10,512	(10,512)
Accounts receivable	(28,697)	-
Interest payable	5,967	-
Accounts payable and accrued expenses	37,854	(292)
Net Cash Used in Operating Activities	(268,583)	(90,217)

INVESTING ACTIVITIES
Purchase of intangible assets	-	-
Net Cash Used in Investing Activities	-	-

FINANCING ACTIVITIES
Proceeds from related-party loans	82,118	93,828
Proceeds from convertible debt	210,500	-
Sale of common stock	50,000	25,250
Repayment of related-party loans	(70,706)	(27,881)
Net Cash Provided by Financing Activities	271,912	91,197

NET INCREASE IN CASH	3,329	980
CASH AT BEGINNING OF PERIOD	1,130	150
CASH AT END OF PERIOD	$4,459	$1,130

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Cancellation of preferred stock	$25,000	$-
Cancellation of common stock	$1,124,742	$-
Debt converted to equity	$23,100	$-
Derivative liabilities due to convertible notes	$37,500	$-
Write-off of derivative liabilities due to conversion of debt	$15,245	$-

The accompanying notes are an integral part of these condensed financial statements.

ACTIVE HEALTH FOODS, INC.

Notes to Financial Statements

December 31, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

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

Concentrations of Risk

The Company’s bank accounts are held in insured institutions. The funds are insured up to $250,000 USD. At December 31, 2012 and 2011, the Company’s bank deposits did not exceed the insured amounts.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories.  As of December 31, 2012 and 2011, an allowance for doubtful receivables $-0- and    $-0-, respectively, was considered necessary.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.

ACTIVE HEALTH FOODS, INC.

Notes to Financial Statements

December 31, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

In accordance with ASC 330, the Company’s inventories are recorded at the lower of cost or market. The Company had inventory totaling $20,546 and $33,476 as of December 31, 2012 and 2011.  As of December 31, 2012 the Company’s inventory consisted of raw materials, packaging materials, and finished goods. During the year ended December 31, 2012 the Company wrote off $101,344 of inventory which was recorded as another expense.

	December 31,	December 31,
	2012	2011
Raw materials	$10,949	$33,476
Finished goods	9,597	-
Allowance for obsolete inventory	-	-
Total	$20,546	$33,476

Cost of Sales

The Company’s Cost of sales includes product costs and shipping and handling costs.  For the year ended December 31, 2012, shipping and handling costs were $6,261.

Impairment of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. During the years ended December 31, 2012 and 2011, the Company recorded no impairment of its assets.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs of $28,399 and $2,528 during the years ended December 31, 2012 and 2011, respectively.

ACTIVE HEALTH FOODS, INC.

Notes to Financial Statements

December 31, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock-Based Compensation

The Company follows the provisions of ASC 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock-based compensation.

Equity instruments issued to non-employees for goods or services are accounted at fair value when the service is complete or a performance commitment date is reached, whichever is earlier.

Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The Company computes net income (loss) per share in accordance with ASC 260. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had no common stock equivalents outstanding as of December 31, 2012 and 2011.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

ACTIVE HEALTH FOODS, INC.

Notes to Financial Statements

December 31, 2012 and 2011

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

NOTE 3 – RELATED PARTY PAYABLES

As of December 31, 2012 and December 31, 2011, respectively, the Company had borrowed a net total of $241,817 and $230,416 from an officer of the Company to finance the ongoing operations of the Company.  These payables are non-interest bearing, unsecured, and are due on demand.

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

During 2008, the Company was delinquent in its payments of these two notes, which accelerated the recognition of the discount into interest expense.  As of December 31, 2012 and 2011 the balance of the notes totaled $77,000 and $84,000.  The notes can be called at any time and are therefore reported as a current liability.

ACTIVE HEALTH FOODS, INC.

Notes to Financial Statements

December 31, 2012 and 2011

NOTE 5 – CONVERTIBLE NOTES PAYABLE

$37,500 Convertible Note - On June 26, 2012 the Company borrowed $37,500 from an unrelated third party entity in the form of a convertible note, $35,000 of which was received in cash and $2,500 of which was for legal fees.  The note bears interest at a rate of 8.0 percent per annum, with principal and interest due in full on March 27, 2013.

The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company's common stock at a price of 42 percent below the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $37,500 on the note date.  As of December 31, 2012 the Company had amortized $29,000 of the debt discount to interest expense, leaving $8,500 in unamortized debt discount at December 31, 2012.

$53,000 Convertible Note - On August 7, 2012 the Company borrowed $53,000 from an unrelated third party entity in the form of a convertible note, $50,000 of which was received in cash and $3,000 of which was for lawyer fees.  The note bears interest at a rate of 8 percent per annum, with principal and interest due in full on May 9, 2013.

The principal balance of the note along with accrued interest is convertible beginning 180 days from the issuance date, at the option of the note holder, into the Company's common stock at a price of 42 percent below the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date. As of December 31, 2012, the conversion feature associated with this note is not effective. Therefore, the note does not qualify for derivative accounting.

$50,000 Convertible Note - On August 10, 2012 the Company borrowed $50,000 from an unrelated third party entity in the form of a convertible note, $48,500 of which was received in cash and $1,500 of which was for lawyer fees.  The note bears interest at a rate of 8 percent per annum, with principal and interest due in full on May 1, 2013.

The principal balance of the note along with accrued interest is convertible beginning 180 days from the issuance date, at the option of the note holder, into the Company's common stock at a price of 50 percent below the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date. As of December 31, 2012, the conversion feature associated with this note is not effective. Therefore, the note does not qualify for derivative accounting.

$37,500 Convertible Note - On October 3, 2012 the Company borrowed $37,500 from an unrelated third party entity in the form of a convertible note, $35,000 of which was received in cash and $2,500 of which was for legal fees.  The note bears interest at a rate of 8.0 percent per annum, with principal and interest due in full on July 5, 2013.

The principal balance of the note along with accrued interest is convertible beginning 180 days from the issuance date, at the option of the note holder, into the Company's common stock at a price of 42 percent below the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date. As of December 31, 2012, the conversion feature associated with this note is not effective. Therefore, the note does not qualify for derivative accounting.

ACTIVE HEALTH FOODS, INC.

Notes to Financial Statements

December 31, 2012 and 2011

NOTE 5 – CONVERTIBLE NOTES PAYABLE (Continued)

$32,500 Convertible Note - On November 1, 2012 the Company borrowed $32,500 from an unrelated third party entity in the form of a convertible note, $35,000 of which was received in cash and $2,500 of which was for legal fees.  The note bears interest at a rate of 8.0 percent per annum, with principal and interest due in full on August 5, 2013.

The principal balance of the note along with accrued interest is convertible beginning 180 days from the issuance date, at the option of the note holder, into the Company's common stock at a price of 42 percent below the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date. As of December 31, 2012, the conversion feature associated with this note is not effective. Therefore, the note does not qualify for derivative accounting.

NOTE 6 – DERIVATIVE LIABILITY

On June 26, 2012 the Company executed a convertible note payable in the amount of $37,500 which is convertible at the holder’s option at 42 percent below the average of the lowest three daily closing prices per share for the previous 10 days on the date of conversion.

The fair value of the conversion option of the convertible note of $76,408 has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of these conversion options being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the note is converted or the conversion feature expires. The Company recognized a $37,500 debt discount on the loan and a corresponding $38,908 loss upon the initial valuation of the derivative liability.

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price at valuation date of $0.008 - $0.001, exercise price of $0.0005 - $0.0039, dividend yield of zero, years to maturity of 0.75 – 0.25, risk free rate of 0.05 – 0.21percent, and annualized volatility of 155.25 - 694.31 percent.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   At December 31, 2012, the derivative liability was revalued at $47,639, of which $15,245 was written off due to the $12,000 conversion of debt. The derivatives were subsequently remeasured at $34,106, which led to the Company recording a total loss on derivative liability in the amount of $11,851.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

 ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs.

ACTIVE HEALTH FOODS, INC.

Notes to Financial Statements

December 31, 2012 and 2011

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2012 and 2011. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the years ended December 31, 2012 and 2011.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2012 and 2011, on a recurring basis:

Liabilities measured
at fair value on a recurring
basis at December 31, 2012:
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$ -	$ -	$34,106	$34,106
Total	$ -	$ -	$34,106	$34,106

Liabilities measured
at fair value on a recurring
basis at December 31, 2011:
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$ -	$ -	$-	$-
Total	$ -	$ -	$-	$-

The carrying value of short term financial instruments including cash, accounts payable, accrued expenses and short-term borrowings approximate fair value due to the short period of maturity for these instruments.  The long-term debentures payable approximates fair value since the related rates of interest approximate current market rates.

NOTE 8- EQUITY TRANSACTIONS

The Company is authorized by its Certificate of Incorporation, as amended, to issue an aggregate of 2,000,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”). As of December 31, 2012, there were 729,958,000 shares of Common Stock issued and outstanding.

The Company is authorized by its Certificate of Incorporation, as amended, to issue an aggregate of 100,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”). As of December 31, 2012, there were 50,000,000 shares of Common Stock issued and outstanding.

On October 12, 2011 the Company elected to perform a forward-split of its common stock at a ratio of 1:100 shares. All references to common stock in these financial statements, unless otherwise noted, have been retroactively restated to include the effect of this forward stock-split.

ACTIVE HEALTH FOODS, INC.

Notes to Financial Statements

December 31, 2012 and 2011

NOTE 8- EQUITY TRANSACTIONS (Continued)

During the year ended December 31, 2011 the Company issued 25,250,000 shares of common stock for cash.

During the year ended December 31, 2011 the Company issued 25,000,000 shares of preferred stock upon conversion of 1,490,000,000 shares of common stock.

During the year ended December 31, 2012 the Company issued 50,000,000 shares of preferred stock for services with a fair value of $90,000 which was recorded to compensation expense.

During the year ended December 31, 2012 the Company issued 5,000,000 shares of common stock for cash of $50,000.

During the year ended December 31, 2012 the Company issued 986,350,000 shares of common stock for services with a fair value of $4,757,870 which was recorded to compensation expense.

During the year ended December 31, 2012 the Company issued 28,000,000 shares of common stock for conversion of $19,000 of debt.

During the year ended December 31, 2012 the Company issued 35,000,000 shares of the Company’s common stock as a philanthropic gift at $.008 per share, for an aggregate total of $28,000.

During the year ended December 31, 2012, 1,124,742,000 shares of common stock were returned to the Company by the CEO and cancelled.  These shares were originally issued for compensation and were returned to ensure the Company had sufficient authorized common shares to issue for transactions approved during 2012. There was no accounting impact from the return and cancellation of these common shares.

NOTE 9 - INCOME TAXES

No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since inception.  Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance since it is currently not likely that the Company will be significantly profitable in the near future to take advantage of the losses.  The income tax provision differs from the amount of income tax determined by applying the combined U.S. federal and state income tax rates of 42.8% to pretax income from continuing operations for the years ended December 31, 2012 and 2011 due to the following:

	Years Ended December 31,
	2012	2011
Current taxes	$(150,699)	$(21,607)
Valuation allowance	150,699	21,607
Total provision for income taxes	$-	$-

ACTIVE HEALTH FOODS, INC.

Notes to Financial Statements

December 31, 2012 and 2011

NOTE 9 - INCOME TAXES (Continued)

The following table shows the components of the Company’s deferred tax assets.

	Years Ended December 31,
	2012	2011
Deferred Tax Assets
Loss carryforwards (expire through 2032)	$ (1,972,176)	$ (161,335)
Stock compensation expense	-	30,823
Total gross deferred tax asset	1,972,176	130,512
Valuation allowance	(1,972,176)	(130,512)
Net deferred taxes	-	-
Deferred tax liabilities	-	-
Net deferred taxes	$ -	$ -

The Company’s net operating loss carry forwards of approximately $1,972,176 expire in various years through 2032. The Company has not evaluated the impact of Section 382, if any, on its ability to utilize its net operating loss carry forwards in future years.

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

NOTE 10- SUBSEQUENT EVENTS

On January 3, 2013 the Company converted $15,000 of convertible debt into 31,250,000 shares of common stock at a conversion price of $0.00048.

On January 7, 2013 the Company converted $10,500 of convertible debt into 22,222,222 shares of common stock at a conversion price of $0.00054.

On January 8, 2013 the Company borrowed $32,500 from an unrelated third party entity in the form of a convertible note. The note bears interest at a rate of 8.0 percent per annum, with principal and interest due September 9, 2013. The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company's common stock at a 58 percent of the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.

On January 10, 2013 the Company elected officers for the ensuing year. Greg Manos was elected to the Board of Directors to serve as the President, Vice President, Secretary, and Treasurer.

On January 22, 2013 the Company amended its Articles of Incorporation to increase the amount of shares of common stock the Company is authorized to issue to from 2,000,000,000 to 5,000,000,000 shares.

ACTIVE HEALTH FOODS, INC.

Notes to Financial Statements

December 31, 2012 and 2011

NOTE 10- SUBSEQUENT EVENTS (Continued)

On January 22, 2013 an officer of the Company returned 50,000,000 shares of the Company’s preferred stock to the Company which the Company then cancelled.

On January 30, 2013 the Company authorized the cancelation of 2,500,000 restricted shares of common stock and the issuance of 2,500,000 shares of common stock related to a private transaction.

On February 11, 2013 the Company converted $14,279 of convertible debt into 38,943,468 shares of common stock at a conversion price of $0.00036.

On February 19, 2013 the Company converted $15,500 of convertible debt into 30,789,473 shares of common stock at a conversion price of $0.00038.

On February 19, 2013 the Company converted $15,000 of convertible debt into 20,000,000 shares of common stock at a conversion price of $0.00075.

On February 21, 2013 the Company converted $15,000 of convertible debt into 19,480,519 shares of common stock at a conversion price of $0.00077.

On February 26, 2013 the Company converted $25,120 of convertible debt into 48,307,692 shares of common stock at a conversion price of $0.00052.

On February 28, 2013 the Company converted $15,960 of convertible debt into 42,000,000 shares of common stock at a conversion price of $0.00038.

On March 6, 2013 the Company converted $6,389 of convertible debt into 19,168,221 shares of common stock at a conversion price of $0.00033.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes or disagreements with our accounting firm.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiencies:

•

We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director.

•

Lack of expertise in accounting for convertible debt, equity, derivatives and various expenses

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2012, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 11. Executive Compensation

DIRECTOR AND OFFICER COMPENSATION

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
Gregory Manos	2011	-	-	-	-	-	-	-
Officer and Director	2012	-	-	-	-	-	-	-

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)

Common Stock	Gregory Manos	600,000,000	74.97%
Common Stock	President, CEO and Director Nevada Business Development Corporation(3)	175,100,000	21.8%

Preferred Stock	Gregory Manos	50,000,000	100%
	President, CEO and Director

(1)

The percentage of common stock held by each listed person is based on 729,958,000 shares of common stock issued and outstanding as of the date of this Annual Report. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

(2)

 The percentage of preferred stock held by each listed person is based on 500,000 shares of preferred stock issued and outstanding as of the date of this Annual Report. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

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

2012	$21,000
2011	$5,500

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012	$0
2011	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2012	$0
2011	$0

 (4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$0
2011	$0

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year ended December 31, 2012 that were attributed to work performed by persons other than the principal accountant’s full time permanent employees was 0%.

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

ACTIVE HEALTH FOODS, INC.

Dated: April 1, 2013	By:	/s/ Gregory Manos
Gregory Manos
President, CEO and Director (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gregory Manos	April 1, 2013
Gregory Manos
Principal Executive Officer

/s/ Gregory Manos	April 1, 2013
Gregory Manos
Principal Financial Officer

/s/ Gregory Manos	April 1, 2013
Gregory Manos
Principal Accounting Officer

/s/ Gregory Manos	April 1, 2013
Gregory Manos
Director