Form 10-Q
period 2013-03-31
Active Health Foods, Inc.
filed 2013-05-10
CIK 1477472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2013

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of May 13, 2013, there were 1,141,119,595 shares of common stock, par value $0.001 per share, outstanding and 25,000,000 shares of preferred stock, par value $0.001per share, outstanding.

CERTIFICATIONS

Exhibit 31.1 Management Certification

Exhibit 32.2 Sarbanes-Oxley Act

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ACTIVE HEALTH FOODS, INC.
Condensed Balance Sheets

ASSETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS

Cash	$31,870	$4,459
Accounts receivable	34,027	28,697
Inventory	22,818	20,546

Total Current Assets	88,715	53,702

TOTAL ASSETS	$88,715	$53,702

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$47,865	$47,865
Related-party payables	270,098	241,817
Interest payable	3,753	5,967
Convertible debt, net	105,889	190,000
Derivative liability	108,658	34,106
Notes payable	-	77,000

Total Current Liabilities	536,263	596,755

TOTAL LIABILITIES	536,263	596,755

STOCKHOLDERS' DEFICIT

Preferred stock; 100,000,000 shares authorized,
at $0.001 par value, 25,000,000 and 25,000,000
shares issued and outstanding, respectively	-	50,000
Common stock; 5,000,000,000 shares authorized,
at $0.001 par value, 1,141,119,595 and 729,958,000
shares issued and outstanding, respectively	1,141,119	729,958
Additional paid-in capital	4,410,137	4,281,557
Deficit accumulated during the development stage	(5,998,804)	(5,604,568)

Total Stockholders' Deficit	(447,548)	(543,053)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$88,715	$53,702

ACTIVE HEALTH FOODS, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

REVENUES	$13,440	$4,172
COST OF SALES	11,022	3,747

GROSS PROFIT	2,418	425

OPERATING EXPENSES

General and administrative	53,158	17,389

Total Operating Expenses	53,158	17,389

LOSS FROM OPERATIONS	(50,740)	(16,964)

OTHER EXPENSE

Gain or loss on derivative	(192,044)	-
Interest expense	(151,424)	-

Total Other Expense	(343,468)	-

LOSS BEFORE INCOME TAXES	(394,208)	(16,964)
PROVISION FOR INCOME TAXES	(28)	-

NET LOSS	$(394,236)	$(16,964)

BASIC AND DILUTED LOSS
PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	886,443,321	100,921,429

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACTIVE HEALTH FOODS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

OPERATING ACTIVITIES

Net loss	$(394,236)	$(16,964)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of discount on notes payable	147,889	-
Gain/loss on derivative liabilities	192,044	-
Operating expenses paid by shareholder	-	9,552
Changes in operating assets and liabilities:
Inventory	(2,272)	(6,719)
Deposits	-	10,512
Accounts receivable	(5,330)	(1,753)
Interest payable	3,535	-
Accounts payable and accrued expenses	-	6,425

Net Cash Used in Operating Activities	(58,370)	1,053

FINANCING ACTIVITIES

Proceeds from related-party payables	130,661	-
Proceeds from convertible debt	57,500	-
Capital contribution from related party		13,000
Repayment of related-party loans	(102,380)	(9,062)

Net Cash Provided by Financing Activities	85,781	3,938

NET INCREASE IN CASH	27,411	4,991

CASH AT BEGINNING OF PERIOD	4,459	1,130

CASH AT END OF PERIOD	$31,870	$6,121

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Write off of derivative liabilities due to debt conversion	$322,492	$-
Debt discount on convertible notes	$205,000
Debt converted to equity	$167,249	-
Cancellation of preferred stock	$50,000	$-
Cancellation of common stock	$3,000
Notes payable transferred to convertible notes	$77,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACTIVE HEALTH FOODS, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2013 and December 31, 2012

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements. The results of operations for the period ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

	March 31,	December 31,
	2013	2012
Raw materials	$4,445	$10,949
Finished goods	18,373	9,597
Total	$22,818	$20,546

ACTIVE HEALTH FOODS, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2013 and December 31, 2012

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of March 31, 2013 and December 31, 2012, respectively, the Company had borrowed a net total of $270,098 and $241,817 from an officer and another related party of the Company to finance the ongoing operations of the Company.  These payables are non-interest bearing, unsecured, and are due on demand.

NOTE 5 – NOTES PAYABLE

As of March 31, 2013, the Notes payable balance totaled $-0- and $77,000. The notes are due on demand.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $37,500 on the date the note became convertible.  As of March 31, 2013 the Company had amortized $37,500 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at March 31, 2013. During the three months ended March 31, 2013 the entire remaining balance of the note totaling $25,500 plus accrued interest of $1,500 was converted  into 53,472,222 shares of the Company’s common stock. The outstanding balance of the note as of March 31, 2013 and December 31, 2012 totaled $-0- and $25,500 respectively.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $53,000 on the date the note became convertible.  As of March 31, 2013 the Company had amortized $53,000 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at March 31, 2013. During the three months ended March 31, 2013 the entire outstanding balance of the note totaling $53,000 plus accrued interest of $2,120 was converted  into 87,788,211 shares of the Company’s common stock. The outstanding balance of the note as of March 31, 2013 and December 31, 2012 totaled $-0- and $53,000 respectively.

$50,000 Convertible Note - On August 10, 2012 the Company borrowed $50,000 from an unrelated third party entity in the form of a convertible note, $48,500 of which was received in cash and $1,500 of which was for lawyer fees.  The note bears interest at a rate of 8 percent per annum, with principal and interest due in full on May 1, 2013.

The principal balance of the note along with accrued interest is convertible beginning 180 days from the issuance date, at the option of the note holder, into the Company's common stock at a price of 50 percent below the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the thirty day period on the latest complete trading day prior to the conversion date.

ACTIVE HEALTH FOODS, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2013 and December 31, 2012

NOTE 6 – CONVERTIBLE NOTES PAYABLE (Continued)

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $50,000 on the date the note became convertible.  As of March 31, 2013 the Company had amortized $50,000 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at March 31, 2013. During the three months ended March 31, 2013 the entire outstanding balance of the note totaling $50,000 plus accrued interest of $2,129 was converted  into 140,901,162 shares of the Company’s common stock. The outstanding balance of the note as of March 31, 2013 and December 31, 2012 totaled $-0- and $50,000 respectively.

$37,500 Convertible Note - On October 3, 2012 the Company borrowed $37,500 from an unrelated third party entity in the form of a convertible note, $35,000 of which was received in cash and $2,500 of which was for legal fees.  The note bears interest at a rate of 8.0 percent per annum, with principal and interest due in full on July 5, 2013.

The principal balance of the note along with accrued interest is convertible beginning 180 days from the issuance date, at the option of the note holder, into the Company's common stock at a price of 42 percent below the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date. As of March 31, 2013, the conversion feature associated with this note is not effective. Therefore, the note does not qualify for derivative accounting.

$32,500 Convertible Note - On November 1, 2012 the Company borrowed $32,500 from an unrelated third party entity in the form of a convertible note, $30,000 of which was received in cash and $2,500 of which was for legal fees.  The note bears interest at a rate of 8.0 percent per annum, with principal and interest due in full on August 5, 2013.

The principal balance of the note along with accrued interest is convertible beginning 180 days from the issuance date, at the option of the note holder, into the Company's common stock at a price of 42 percent below the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date. As of March 31, 2013, the conversion feature associated with this note is not effective. Therefore, the note does not qualify for derivative accounting.

$32,500 Convertible Note - On January 8, 2013 the Company borrowed $32,500 from an unrelated third party entity in the form of a convertible note, $32,500 of which was received in cash.  The note bears interest at a rate of 8.0 percent per annum, with principal and interest due in full on September 9, 2013.

The principal balance of the note along with accrued interest is convertible beginning 180 days from the issuance date, at the option of the note holder, into the Company's common stock at a price of 42 percent below the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date. As of March 31, 2013, the conversion feature associated with this note is not effective. Therefore, the note does not qualify for derivative accounting.

$35,000 Convertible Note - On March 13, 2013 the Company borrowed $35,000 from an unrelated third party entity in the form of a convertible note, $-0- of which was received in cash and $35,000 of which was for paying off a $35,000 note payable. The note bears interest at a rate of 10.0 percent per annum, with principal and interest due on demand.

The principal balance of the note along with accrued interest is convertible at the option of the note holder, into the Company's common stock at a price of 50 percent below the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the 10 day period on the latest complete trading day prior to the conversion date.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $35,000 on the note date.  As of March 31, 2013 the Company had amortized $13,128 of the debt discount to interest expense, leaving $21,872 in unamortized debt discount at March 31, 2013. During the three months ended March 31, 2013 the $12,000 of the outstanding balance was converted  into 48,000,000 shares of the Company’s common stock. The outstanding balance of the note as of March 31, 2013 and December 31, 2012 totaled $23,000 and $-0- respectively.

ACTIVE HEALTH FOODS, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2013 and December 31, 2012

NOTE 6 – CONVERTIBLE NOTES PAYABLE (Continued)

$25,000 Convertible Note - On March 13, 2013 the Company borrowed $25,000 from an unrelated third party entity in the form of a convertible note, $23,500 of which was received in cash and $1,500 which was for legal fees. The note bears interest at a rate of 8.0 percent per annum, with principal and interest due March 15, 2014.

The principal balance of the note along with accrued interest is convertible at the option of the note holder, into the Company's common stock at a price of 50 percent below the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the thirty day period on the latest complete trading day prior to the conversion date.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $25,000 on the note date.  As of March 31, 2013 the Company had amortized $1,226 of the debt discount to interest expense, leaving $23,774 in unamortized debt discount at March 31, 2013. The outstanding balance of the note as of March 31, 2013 and December 31, 2012 totaled $25,000 and $-0- respectively.

$42,000 Convertible Note - On March 13, 2013 the Company borrowed $42,000 from an unrelated third party entity in the form of a convertible note, $-0- of which was received in cash and $42,000 of which was for paying off a $42,000 note payable. The note bears interest at a rate of 8.0 percent per annum, with principal and interest due March 15, 2014.

The principal balance of the note along with accrued interest is convertible at the option of the note holder, into the Company's common stock at a price of 50 percent below the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the thirty day period on the latest complete trading day prior to the conversion date.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $42,000 on the note date.  As of March 31, 2013 the Company had amortized $22,035 of the debt discount to interest expense, leaving $19,965 in unamortized debt discount at March 31, 2013. During the three months ended March 31, 2013 the Company converted $21,000 of the outstanding note balance into 84,000,000 shares of the Company’s common stock. The outstanding balance of the note as of March 31, 2013 and December 31, 2012 totaled $21,000 and $-0- respectively.

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITY

The Company evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Under ASC-815 the conversion options embedded in the notes payable described in Note 6 require liability classification because they do not contain an explicit limit to the number of shares that could be issued upon settlement.

During 2013, certain notes payable were converted resulting in settlement of the related derivative liabilities.  The Company re-measured the embedded conversion options at fair value on the date of settlement and recorded these amounts to additional paid-in capital.

During 2013, the Company issued additional convertible notes.  The conversion options and warrants were classified as derivative liabilities at their fair value on the date of issuance.

ACTIVE HEALTH FOODS, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2013 and December 31, 2012

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITY (continued)

As defined in FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 –

Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 -	Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date.
Level 3 –

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as March 31, 2013.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities, March 31, 2013	$-	$--	$108,658	$108,658

The following table summarizes the changes in the derivative liabilities during the quarter ended March 31, 2013:

Ending balance as of December 31, 2012	$34,106
Reclassification of derivative liabilities to additional paid-in capital due to conversion of related notes payable	(322,492)
Additions due to new convertible debt and warrants issued	439,861
Change in fair value	(42,817)
Ending balance as of March 31, 2013	$108,658

ACTIVE HEALTH FOODS, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2013 and December 31, 2012

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITY (continued)

During the period ended March 31, 2013, the loss on derivatives of $192,044 in the statement of operations consisted of a gain on the change in fair value of $42,817 noted above and a loss of $234,861, which was the amount by which the derivative liabilities exceeded the principal of the related notes payable on the date the notes were issued.

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price at valuation date of $0.0006 - $0.001, exercise price of $0.0003 - $0.0147, dividend yield of zero, years to maturity of 0.00001 –01.01, risk free rate of 0.09 – 0.15percent, and annualized volatility of 309.7 – 322.72 percent.

NOTE 8 – EQUITY TRANSACTIONS

On January 22, 2013 the Company amended its Articles of Incorporation to increase the number of authorized common shares from 2,000,000,000 to 5,000,000,000.

During the period ended March 31, 2013, 50,000,000 shares of preferred stock and 3,000,000 shares of common stock were returned to the Company by the CEO and cancelled.

During the three months ended March 31, 2013 the Company issued 414,161,595 shares of common stock for conversion of debt of $167,249.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to March 31, 2013 the Company received proceeds from a convertible note agreement entered into on March 18, 2013. The Company received $30,000 in cash and $2,500 was for legal fees.

On April 1, 2013 the Company issued 66,666,667 for conversion of debt of $18,000.

On April 3, 2013 the Company issued 42,000,000 for conversion of debt of $10,550.

On April 16, 2013, the Company issued 90,000,000 shares each to Randall V. Brumbaugh Yvonne D. Brumbaugh for consulting services performed for the Company.

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

Recent Developments

None

Results of Operations

Three Months Ended March  31, 2013

Revenues for the three months ended March  31, 2013 were $13,440, compared to $4,172 for the three months ended March 31, 2012.  The lack of revenues in 2011 can be attributed to our start-up nature and lack of operating funds.

Gross profit was $2,418 for the three months ended March  31, 2013, compared to $425 for the three months ended March 31, 2012.

Operating expenses were $53,158 for the three months ended March  31, 2013, as compared to $17,389 for the three months ended March 31, 2012.  The increase in operating expenses incurred during the current period relates primarily to an increase in general and administrative expenses during the period.

The Company has a net loss for the three month period ended March  31, 2013 of $394,236 as compared to $16,964 for the three month period ended March 31, 2012.

Liquidity and Capital Resources

Liquidity

For the three months ended March  31, 2013, we experienced a net loss of approximately $394,236 compared to $16,964 for the three months ended March 31, 2012.  On March  31, 2013, we had approximately $31,870 in cash compared to approximately $4,459 in cash at December 31, 2012.  Accounts receivable, net of allowances for doubtful accounts, totaled $34,027 at March 31, 2013compared to $28,697 at December 31, 2012.

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

Cash Flow

For the three months ended March  31, 2013, we had negative cash flow from operations of $58,370.  For the three months ended March 31, 2012, we had positive cash flow from operations of approximately $1,053. This negative cash flow is primarily due to the start-up nature of our business, the general economic downturn and our lack of operating capital.

There were no investment activities for either of the three month periods ending March  31, 2013 or March 31, 2012.

For the three months ended March  31, 2013, we had positive cash flows from financing of approximately $85,781. For the three months ended March 31, 2012, we had positive cash flows from financing of approximately $3,938. This positive cash flow is primarily due to the issuance of related-party and convertible debt.

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

ACTIVE HEALTH FOODS, INC.

Dated: May 10, 2013	By:	/s/ Gregory Manos
Gregory Manos
Chief Executive Officer, President and Chairman (Principal Executive Officer) (Principal Financial/Accounting Officer)