Form 10-K/A
period 2012-12-31
Active Health Foods, Inc.
filed 2013-05-15
CIK 1477472

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

6185 Magnolia Ave.

Suite 403

Riverside, CA 92506

Email: info@activehealthfoodsinc.com

 (Address of principal executive offices)

Registrant’s telephone number:	(951) 360-9970
Registrant’s facsimile number:	(951) 360-9971

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note:

Amended to update contact information on page 1 of the 10K/A. Amended to update previously filed information in Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. No other changes have been made.

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