Form 10-K/A
period 2011-12-31
Active Health Foods, Inc.
filed 2013-05-21
CIK 1477472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A #2

(Mark One)

x	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

¨	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                                Yes ¨ No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                                                 Yes ¨ No x

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

Yes ¨ No x

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	¨	Accelerated filer	¨

Non-accelerated filer	¨	Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ Nox

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Active Health Foods, Inc., is filing this Amendment No. 2 (the “Form 10-K/A #2”) to our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on March 21, 2012, for the purpose of updating contact information on page 1 of the 10K/A. Amended to update previously filed information in Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. No other changes have been made.

No other changes have been made to the Form 10-K. This Form 10-K/A #2 continues to speak as of the original filing date of the form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the form 10-K.

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