Form 10-Q
period 2013-06-30
Active Health Foods, Inc.
filed 2013-08-13
CIK 1477472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 13, 2013, there were 3,721,938 shares of common stock, par value $0.001 per share, outstanding and 25,000,000 shares of preferred stock, par value $0.001per share, outstanding.

CERTIFICATIONS

Exhibit 31.1 Management Certification

Exhibit 32.2 Sarbanes-Oxley Act

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ACTIVE HEALTH FOODS, INC.
Condensed Balance Sheets

ASSETS

	June 30, 2013 (Unaudited)	December 31, 2012
CURRENT ASSETS		
Cash	$ 1,400	$ 4,459
Accounts receivable	39,555	28,697
Inventory	19,484	20,546
Total Current Assets	60,439	53,702
TOTAL ASSETS	$ 60,439	$ 53,702

LIABILITIES AND STOCKHOLDERS' DEFICIT

	June 30, 2013 (Unaudited)	December 31, 2012
CURRENT LIABILITIES		
Accounts payable and accrued expenses	$ 47,865	$ 47,865
Related-party payables	238,336	241,817
Interest payable	7,713	5,967
Convertible debt, net	137,275	190,000
Derivative liability	247,210	34,106
Notes payable	-	77,000
Total Current Liabilities	678,399	596,755
TOTAL LIABILITIES	678,399	596,755
STOCKHOLDERS' DEFICIT		
Preferred stock; 100,000,000 shares authorized, at $0.001 par value, 25,000,000 and 25,000,000 shares issued and outstanding, respectively	-	50,000
Common stock; 5,000,000,000 shares authorized, at $0.001 par value, 3,021,938 and 729,958 shares issued and outstanding, respectively	3,022	730
Additional paid-in capital	6,094,684	5,010,785
Deficit accumulated during the development stage	(6,715,666)	(5,604,568)
Total Stockholders' Deficit	(617,960)	(543,053)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 60,439	$ 53,702

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACTIVE HEALTH FOODS, INC.

Notes to Unaudited Condensed Financial Statements

June 30, 2013 and December 31, 2012

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements. The results of operations for the period ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

ACTIVE HEALTH FOODS, INC.

Notes to Unaudited Condensed Financial Statements

June 30, 2013 and December 31, 2012

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

In accordance with ASC 330, the Company’s inventories are recorded at the lower of cost or market. As of June 30, 2013 the Company’s inventory consisted of raw materials and packaging materials.

	June 30,	December 31,
	2013	2012
Raw materials	$4,973	$10,949
Finished goods	14,511	9,597
Inventory in transit	-	-
Allowance for obsolete inventory	-	-
Total	$19,484	$20,546

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of June 30, 2013 and December 31, 2012, respectively, the Company had borrowed a net total of $130,661 and $238,336 from an officer and another related party of the Company to finance the ongoing operations of the Company.  These payables are non-interest bearing, unsecured, and are due on demand.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $37,500 on the date the note became convertible.  As of June 30, 2013 the Company had amortized $37,500 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at June 30, 2013. During the six months ended June 30, 2013 the entire remaining balance of the note totaling $25,500 plus accrued interest of $1,500 was converted  into 53,472,222 shares of the Company’s common stock. The outstanding balance of the note as of June 30, 2013 and December 31, 2012 totaled $-0- and $25,500 respectively.

ACTIVE HEALTH FOODS, INC.

Notes to Unaudited Condensed Financial Statements

June 30, 2013 and December 31, 2012

NOTE 5 – CONVERTIBLE NOTES PAYABLE (Continued)

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $53,000 on the date the note became convertible.  As of June 30, 2013 the Company had amortized $53,000 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at June 30, 2013. During the six months ended June 30, 2013 the entire outstanding balance of the note totaling $53,000 plus accrued interest of $2,120 was converted  into 87,788,211 shares of the Company’s common stock. The outstanding balance of the note as of June 30, 2013 and December 31, 2012 totaled $-0- and $53,000 respectively.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $50,000 on the date the note became convertible.  As of June 30, 2013 the Company had amortized $50,000 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at June 30, 2013. During the six months ended June 30, 2013 the entire outstanding balance of the note totaling $50,000 plus accrued interest of $2,129 was converted  into 140,901,172 shares of the Company’s common stock. The outstanding balance of the note as of June 30, 2013 and December 31, 2012 totaled $-0- and $50,000 respectively.

$37,500 Convertible Note - On October 3, 2012 the Company borrowed $37,500 from an unrelated third party entity in the form of a convertible note, $35,000 of which was received in cash and $2,500 of which was for legal fees.  The note bears interest at a rate of 8.0 percent per annum, with principal and interest due in full on July 5, 2013.

The principal balance of the note along with accrued interest is convertible beginning 180 days from the issuance date, at the option of the note holder, into the Company's common stock at a price of 42 percent below the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date. As of June 30, 2013, the conversion feature associated with this note is not effective. Therefore, the note does not qualify for derivative accounting.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $34,106 on the date the note became convertible.  As of June 30, 2013 the Company had amortized $18,119 of the debt discount to interest expense, leaving $892 in unamortized debt discount at June 30, 2013. During the six months ended June 30, 2013 $31,800 was converted into 457,499,999 shares of the Company’s common stock. The outstanding balance of the note as of June 30, 2013 and December 31, 2012 totaled $5,700 and $37,500  respectively.

ACTIVE HEALTH FOODS, INC.

Notes to Unaudited Condensed Financial Statements

June 30, 2013 and December 31, 2012

NOTE 5 – CONVERTIBLE NOTES PAYABLE (Continued)

$37,500 Convertible Note - On October 10, 2012 the Company borrowed $37,500 from an unrelated third party entity in the form of a convertible note, all of which was received in cash.  The note bears interest at a rate of 8.0 percent per annum, with principal and interest due in full on July 5, 2013.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $34,106 on the date the note became convertible.  As of June 30, 2013 the Company had amortized $33,833 of the debt discount to interest expense, leaving $273 in unamortized debt discount at June 30, 2013. During the six months ended June 30, 2013 the Company converted $31,800 of the outstanding note balance into 457,499,999 shares of the Company’s common stock. The outstanding balance of the note as of June 30, 2013 and December 31, 2012 totaled $5,700 and $37,500  respectively.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $32,500 on the date the note became convertible.  As of June 30, 2013 the Company had amortized $20,438 of the debt discount to interest expense, leaving $12,062 in unamortized debt discount at June 30, 2013. The outstanding balance of the note as of June 30, 2013 and December 31, 2012 totaled $32,500 and $32,500  respectively.

$32,500 Convertible Note - On January 8, 2013 the Company borrowed $32,500 from an unrelated third party entity in the form of a convertible note, $32,500 of which was received in cash.  The note bears interest at a rate of 8.0 percent per annum, with principal and interest due in full on September 9, 2013.

The principal balance of the note along with accrued interest is convertible beginning 180 days from the issuance date, at the option of the note holder, into the Company's common stock at a price of 42 percent below the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date. As of June 30, 2013, the conversion feature associated with this note is not effective. Therefore, the note does not qualify for derivative accounting.

$32,500 Convertible Note - On March 18, 2013 the Company borrowed $32,500 from an unrelated third party entity in the form of a convertible note, all of which was received in cash.  The note bears interest at a rate of 8.0 percent per annum, with principal and interest due in full on December 12, 2013.

The principal balance of the note along with accrued interest is convertible beginning 180 days from the issuance date, at the option of the note holder, into the Company's common stock at a price of 42 percent below the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date. As of June 30, 2013, the conversion feature associated with this note is not effective. Therefore, the note does not qualify for derivative accounting.

$37,500 Convertible Note - On June19, 2013 the Company borrowed $37,500 from an unrelated third party entity in the form of a convertible note, all of which was received in cash.  The note bears interest at a rate of 8.0 percent per annum, with principal and interest due in full on March 21, 2014.

ACTIVE HEALTH FOODS, INC.

Notes to Unaudited Condensed Financial Statements

June 30, 2013 and December 31, 2012

NOTE 5 – CONVERTIBLE NOTES PAYABLE (Continued)

The principal balance of the note along with accrued interest is convertible beginning 180 days from the issuance date, at the option of the note holder, into the Company's common stock at a price of 42 percent below the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date. As of June 30, 2013, the conversion feature associated with this note is not effective. Therefore, the note does not qualify for derivative accounting.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $35,000 on the note date.  As of June 30, 2013 the Company had amortized $31,485 of the debt discount to interest expense, leaving $3,515 in unamortized debt discount at June 30, 2013. During the six months ended June 30, 2013 $30,000 of the outstanding balance was converted  into 114,666,667 shares of the Company’s common stock. The outstanding balance of the note as of June 30, 2013 and December 31, 2012 totaled $5,000 and $-0- respectively.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $25,000 on the note date.  As of June 30, 2013 the Company had amortized $7,425 of the debt discount to interest expense, leaving $17,575 in unamortized debt discount at June 30, 2013. The outstanding balance of the note as of June 30, 2013 and December 31, 2012 totaled $25,000 and $-0- respectively.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $42,000 on the note date.  As of June 30, 2013 the Company had amortized $42,000 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at June 30, 2013. During the six months ended June 30, 2013 the Company converted $42,000 of the outstanding note balance into 269,655,600 shares of the Company’s common stock. The outstanding balance of the note as of June 30, 2013 and December 31, 2012 totaled $-0- and $-0- respectively.

ACTIVE HEALTH FOODS, INC.

Notes to Unaudited Condensed Financial Statements

June 30, 2013 and December 31, 2012

NOTE 6 – FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITY

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as June 30, 2013.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities, June 30, 2013	$-	$--	$247,210	$247,210

ACTIVE HEALTH FOODS, INC.

Notes to Unaudited Condensed Financial Statements

June 30, 2013 and December 31, 2012

NOTE 6 – FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITY (continued)

The following table summarizes the changes in the derivative liabilities during the six months ended June 30, 2013:

Ending balance as of December 31, 2012	$34,106
Reclassification of derivative liabilities to additional paid-in capital due to conversion of related notes payable	(460,859)
Additions due to new convertible debt and warrants issued	271,606
Change in fair value	402,357
Ending balance as of June 30, 2013	$247,210

During the six months ended June 30, 2013, the loss on derivatives of $402,357 in the statement of operations consisted of a gain on the change in fair value of $402,357 noted above.

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price at valuation date of $0.0006 - $0.001, exercise price of $0.0003 - $0.0147, dividend yield of zero, years to maturity of 0.00001 – 1, risk free rate of 0.04 – 0.13 percent, and annualized volatility of 269.137 – 898.42 percent.

NOTE 7 – EQUITY TRANSACTIONS

On January 22, 2013 the Company amended its Articles of Incorporation to increase the number of authorized common shares from 2,000,000,000 to 5,000,000,000.

During the period ended June 30, 2013, 50,000,000 shares of preferred stock and 18,000 shares of common stock were returned to the Company by the CEO and cancelled.

During the period ended June 30, 2013 the Company issued 1,123,984 shares of common stock for conversion of debt of $238,232.

On April 16, 2013, the Company issued 90,000shares each to Randall V. Brumbaugh Yvonne D. Brumbaugh for consulting services performed for the Company. The shares were valued at fair market value at $0.0003 per share totaling $54,000

During the six months ended June 30, 2013 the Company issued 65,000 shares of common stock for cash of $9,000.

During the six months ended June 30, 2013 the Company issued 40,996 shares of common stock in relation to the merger with Manos Beverage, Inc. At the time of the merger Manos Beverage, Inc. had no operations and no assets. The shares were valued at fair market value at $0.001 per share totaling $4,100.

During the six months ended June 30, 2013 the Company issued 900,000 shares of common stock to its President for services rendered. The shares were valued at fair market value at $0.0003 per share totaling $270,000.

NOTE 8 – SUBSEQUENT EVENTS

On July 10, 2013, the Company issued to Greg Manos 700,000,000 restricted shares.

On July 11, 2013, the Company declared a 1:1000 reverse stock split of the outstanding shares of common stock. The effects of such action have been retroactively applied to the current reporting period.

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

Recent Developments

None

Results of Operations

Three Months Ended June 30, 2013

Revenues for the three months ended June 30, 2013 were $11,717, compared to $29,732 for the three months ended June 30, 2012.

Gross profit was $1,995 for the three months ended June 30, 2013, compared to $12,906 for the three months ended June 30, 2012.

Operating expenses were $401,512 for the three months ended June 30, 2013, as compared to $3,572,781 for the three months ended June 30, 2012.  The decrease in operating expenses incurred during the current period relates primarily to a decrease in general and administrative expenses during the period.

The Company has a net loss for the three month period ended June 30, 2013 of $716,864 as compared to $3,572,129 for the three month period ended June 30, 2012.

Six Months Ended June 30, 2013

Revenues for the six months ended June 30, 2013 were $25,157, compared to $33,905 for the six months ended June 30, 2012.

Gross profit was $4,413 for the six months ended June 30, 2013, compared to $13,287 for the six months ended June 30, 2012.

Operating expenses were $454,696 for the six months ended June 30, 2013, as compared to $3,596,052 for the six months ended June 30, 2012.  The decrease in operating expenses incurred during the current period relates primarily to a decrease in general and administrative expenses during the period.

The Company has a net loss for the six month period ended June 30, 2013 of $1,111,098 as compared to $3,595,019 for the six month period ended June 30, 2012.

Liquidity and Capital Resources

Liquidity

For the six months ended June 30, 2013, we experienced a net loss of approximately $1,111,098 compared to $3,595,019 for the six months ended June 30, 2012.  On June 30, 2013, we had approximately $1,400 in cash compared to approximately $4,459 in cash at December 31, 2012.  Accounts receivable, net of allowances for doubtful accounts, totaled $39,555 at June 30, 2013 compared to $28,697 at December 31, 2012.

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

Cash Flow

For the six months ended June 30, 2013, we had negative cash flow from operations of $136,078.  For the six months ended June 30, 2012, we had negative cash flow from operations of approximately $62,246. This negative cash flow is primarily due to the start-up nature of our business, the general economic downturn and our lack of operating capital.

There were no investment activities for either of the three month periods ending June 30, 2013 or June 30, 2012.

For the six months ended June 30, 2013, we had positive cash flows from financing of approximately $133,019. For the six months ended June 30, 2012, we had positive cash flows from financing of approximately $101,120. This positive cash flow is primarily due to the issuance of related-party and convertible debt.

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

ACTIVE HEALTH FOODS, INC.

Dated: August 13, 2013	By:	/s/ Gregory Manos
Gregory Manos
Chief Executive Officer, President and Chairman (Principal Executive Officer) (Principal Financial/Accounting Officer)