Form 10-Q
period 2013-09-30
Active Health Foods, Inc.
filed 2013-11-12
CIK 1477472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 8, 2013, there were 6,306,613 shares of common stock, par value $0.001 per share, outstanding.

CERTIFICATIONS

Exhibit 31.1 Management Certification

Exhibit 32.2 Sarbanes-Oxley Act

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ACTIVE HEALTH FOODS, INC.
Condensed Balance Sheets

ASSETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS

Cash	$105	$4,459
Accounts receivable	29,189	28,697
Inventory	19,019	20,546

Total Current Assets	48,313	53,702

TOTAL ASSETS	$48,313	$53,702

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$47,865	$47,865
Related-party payables	218,757	241,817
Interest payable	11,176	5,967
Convertible debt, net of debt discount of $65,953 and $8,500, respectively	124,147	190,000
Derivative liability	243,670	34,106
Notes payable	8,000	77,000

Total Current Liabilities	653,615	596,755

TOTAL LIABILITIES	653,615	596,755

STOCKHOLDERS' DEFICIT

Preferred stock; 100,000,000 shares authorized,
at $0.001 par value, -0- and 50,000,000
shares issued and outstanding, respectively	-	50,000
Common stock; 5,000,000,000 shares authorized,
at $0.001 par value, 5,650,371 and 729,958
shares issued and outstanding, respectively	5,650	730
Additional paid-in capital	6,225,112	5,010,785
Deficit accumulated during the development stage	(6,836,064)	(5,604,568)

Total Stockholders' Deficit	(605,302)	(543,053)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$48,313	$53,702

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACTIVE HEALTH FOODS, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September, 30		September, 30
	2013	2012	2013	2012

REVENUES	$13,454	$30,917	$38,611	$64,822
COST OF SALES	8,007	21,441	28,751	42,059

GROSS PROFIT	5,447	9,476	9,860	22,763

OPERATING EXPENSES

Advertising expense	200	1,383	9,785	6,557
Professional fees	103,501	49,730	93,916	3,621,038
General and administrative	30,941	807,399	485,637	826,969

Total Operating Expenses	134,642	858,512	589,338	4,454,564

LOSS FROM OPERATIONS	(129,195)	(849,036)	(579,478)	(4,431,801)

OTHER EXPENSE

Gain or loss on derivative	43,844	39,269	(358,513)	57,752
Interest expense	(39,147)	(103,217)	(293,505)	(133,954)

Total Other Income (Expense)	4,697	(63,948)	(652,018)	(76,202)
NET LOSS	$(124,498)	$(912,984)	$(1,231,496)	$(4,508,003)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(1.32)	$(0.52)	$(7.81)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	4,302,213	693,561	2,349,168	577,087

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACTIVE HEALTH FOODS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012

OPERATING ACTIVITIES

Net loss	$(1,231,496)	$(4,508,003)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	430,860	4,244,870
Amortization of discount on notes payable	279,153	165,183
Gain/loss on derivative liabilities	358,513	(57,752)
Operating expenses paid by shareholder	-	27,821
Changes in operating assets and liabilities:
Inventory	1,527	(49,722)
Deposits	-	10,512
Accounts receivable	(492)	(28,062)
Interest payable	11,141	1,975
Accounts payable and accrued expenses	-	40,659

Net Cash Used in Operating Activities	(150,794)	(152,519)

FINANCING ACTIVITIES
Repayment of note payable	-	(12,639)
Proceeds from related-party payables	130,661	230,078
Proceeds from convertible debt	152,500	140,500
Proceeds from notes payable	8,000	-
Sale of common stock	9,000	50,000
Common stock issued for merger	-	13,000
Repayment of related-party loans	(153,721)	(263,812)

Net Cash Provided by Financing Activities	146,440	157,127

NET INCREASE IN CASH	(4,354)	4,608

CASH AT BEGINNING OF PERIOD	4,459	1,130

CASH AT END OF PERIOD	$105	$5,738

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$9,891	$-
Income taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock for conversion of debt	$243,832	-
Write off of derivative liabilities due to debt conversion	$485,555	$-
Debt discount on convertible notes	$336,606	$140,500
Cancellation of preferred stock	$50,000	$-
Cancellation of common stock	$18	$1,124,742
Notes payable transferred to convertible notes	$77,000	$-
Gain on forgiveness of debt by a related party	$-	$7,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACTIVE HEALTH FOODS, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2013 and December 31, 2012

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements. The results of operations for the period ended September 30, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

September 30, 2013 and December 31, 2012

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

In accordance with ASC 330, the Company’s inventories are recorded at the lower of cost or market. As of September 30, 2013 the Company’s inventory consisted of raw materials and packaging materials.

	June 30,	December 31,
	2013	2012
Raw materials	$5,383	$10,949
Finished goods	13,636	9,597
Inventory in transit	-	-
Allowance for obsolete inventory	-	-
Total	$19,019	$20,546

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of September 30, 2013 and December 31, 2012, respectively, the Company was indebted to an officer and another related party of the Company to finance the ongoing operations of the Company for $218,757 and $241,817, respectively.  These payables are non-interest bearing, unsecured, and are due on demand.

NOTE 5 – NOTES PAYABLE

On September 23, 2013 the company borrowed $8,000 in the form of a promissory note. The note is due on October 4, 2014 along with $2,000 dollars of interest.

As of September 30, 2013 and December 31, 2012, the notes payable balance totaled $8,000 and $77,000, respectively.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $37,500 on the date the note became convertible.  As of September 30, 2013 the Company had amortized $37,500 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at September 30, 2013. During the nine months ended September 30, 2013 the entire remaining balance of the note totaling $25,500 plus accrued interest of $1,500 was converted  into 53,472,222 shares of the Company’s common stock. The outstanding balance of the note as of September 30, 2013 and December 31, 2012 totaled $-0- and $25,500 respectively.

ACTIVE HEALTH FOODS, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2013 and December 31, 2012

NOTE 6 – CONVERTIBLE NOTES PAYABLE (Continued)

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $53,000 on the date the note became convertible.  As of September 30, 2013 the Company had amortized $53,000 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at September 30, 2013. During the nine months ended September 30, 2013 the entire outstanding balance of the note totaling $53,000 plus accrued interest of $2,120 was converted  into 87,788 shares of the Company’s common stock. The outstanding balance of the note as of September 30, 2013 and December 31, 2012 totaled $-0- and $53,000 respectively.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $50,000 on the date the note became convertible.  As of September 30, 2013 the Company had amortized $50,000 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at September 30, 2013. During the nine months ended September 30, 2013 the entire outstanding balance of the note totaling $50,000 plus accrued interest of $2,129 was converted  into 140,901 shares of the Company’s common stock. The outstanding balance of the note as of September 30, 2013 and December 31, 2012 totaled $-0- and $50,000 respectively.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $34,106 on the date the note became convertible.  As of September 30, 2013 the Company had amortized $34,106 of the debt discount to interest expense, leaving $0 in unamortized debt discount at September 30, 2013. During the nine months ended September 30, 2013 $37,400 was converted  into 457,868,420 shares of the Company’s common stock. The outstanding balance of the note as of September 30, 2013 and December 31, 2012 totaled $100 and $37,500, respectively.

ACTIVE HEALTH FOODS, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2013 and December 31, 2012

NOTE 6 – CONVERTIBLE NOTES PAYABLE (Continued)

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $32,500 on the date the note became convertible.  As of September 30, 2013 the Company had amortized $15,068 of the debt discount to interest expense, leaving $17,432 in unamortized debt discount at September 30, 2013. The outstanding balance of the note as of September 30, 2013 and December 31, 2012 totaled $32,500 and $32,500 respectively.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $32,500 on the date the note became convertible.  As of September 30, 2013 the Company had amortized $32,500 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at September 30, 2013. The outstanding balance of the note as of September 30, 2013 and December 31, 2012 totaled $32,500 and $32,500 respectively.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $32,500 on the date the note became convertible.  As of September 30, 2013 the Company had amortized $4,983 of the debt discount to interest expense, leaving $27,517 in unamortized debt discount at September 30, 2013. The outstanding balance of the note as of September 30, 2013 and December 31, 2012 totaled $32,500 and $32,500 respectively.

ACTIVE HEALTH FOODS, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2013 and December 31, 2012

NOTE 6 – CONVERTIBLE NOTES PAYABLE (Continued)

$37,500 Convertible Note - On June19, 2013 the Company borrowed $37,500 from an unrelated third party entity in the form of a convertible note, all of which was received in cash.  The note bears interest at a rate of 8.0 percent per annum, with principal and interest due in full on March 21, 2014.

The principal balance of the note along with accrued interest is convertible beginning 180 days from the issuance date, at the option of the note holder, into the Company's common stock at a price of 42 percent below the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date. As of September 30, 2013, the conversion feature associated with this note is not effective. Therefore, the note does not qualify for derivative accounting.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $35,000 on the note date.  As of September 30, 2013 the Company had amortized $32,738 of the debt discount to interest expense, leaving $2,262 in unamortized debt discount at September 30, 2013. During the nine months ended September 30, 2013 $30,000 of the outstanding balance was converted  into 114,667 shares of the Company’s common stock. The outstanding balance of the note as of September 30, 2013 and December 31, 2012 totaled $5,000 and $-0- respectively.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $25,000 on the note date.  As of September 30, 2013 the Company had amortized $13,692 of the debt discount to interest expense, leaving $11,308 in unamortized debt discount at September 30, 2013. The outstanding balance of the note as of September 30, 2013 and December 31, 2012 totaled $25,000 and $-0- respectively.

ACTIVE HEALTH FOODS, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2013 and December 31, 2012

NOTE 6 – CONVERTIBLE NOTES PAYABLE (Continued)

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $42,000 on the note date.  As of September 30, 2013 the Company had amortized $42,000 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at September 30, 2013. During the nine months ended September 30, 2013 the Company converted $42,000 of the outstanding note balance into 269,656 shares of the Company’s common stock. The outstanding balance of the note as of September 30, 2013 and December 31, 2012 totaled $-0- and $-0- respectively.

$25,000 Convertible Note – On July 16, 2013 the Company borrowed $25,000 from an unrelated third party entity in the form of a convertible note. The note matures one year  after date of issue. The note bears no interest and is convertible into shares of the Company’s common stock when it reaches maturity.

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

ACTIVE HEALTH FOODS, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2013 and December 31, 2012

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as September 30, 2013.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities, September 30, 2013	$-	$--	$243,670	$243,670

The following table summarizes the changes in the derivative liabilities during the nine months ended September 30, 2013:

Ending balance as of December 31, 2012	$34,106
Reclassification of derivative liabilities to additional paid-in capital due to conversion of related notes payable	(485,555)
Additions due to new convertible debt and warrants issued	336,606
Change in fair value	358,513
Ending balance as of September 30, 2013	$243,670

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price at valuation date of $0.0006 - $0.03, exercise price of $0.0003 - $0.0151, dividend yield of zero, years to maturity of 0.00001 – 1, risk free rate of 0.04 – 0.13 percent, and annualized volatility of 269.137 – 898.42 percent.

ACTIVE HEALTH FOODS, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2013 and December 31, 2012

NOTE 8 – EQUITY TRANSACTIONS

On January 22, 2013 the Company amended its Articles of Incorporation to increase the number of authorized common shares from 2,000,000,000 to 5,000,000,000.

On July 11, 2013, the Company declared a 1:1,000 reverse stock split of common stock.

During the period ended September 30, 2013, 50,000,000 shares of preferred stock and 18,000 shares of common stock were returned to the Company by the CEO and cancelled.

During the period ended September 30, 2013 the Company issued 1,492,405 shares of common stock for conversion of debt of $243,832.

During the nine months ended September 30, 2013 the Company issued 65,000 shares of common stock for cash of $9,000.

During the nine months ended September 30, 2013 the Company issued 40,996 shares of common stock in relation to the merger with Manos Beverage, Inc. At the time of the merger Manos Beverage, Inc. had no operations and no assets. The shares were valued at fair market value at $0.001 per share totaling $4,100.

During the nine months ended September 30, 2013 the Company issued 3,340,000 shares of common stock for services. The shares were valued at fair market value of $426,760.

NOTE 9 – SUBSEQUENT EVENTS

On October 4, 2013, a third party converted $100 of convertible debt and $1,500 in accrued interest into 105,263 common shares.

On October 4, 2013, a third party converted $3,900 of convertible debt into 256,579 common shares.

On October 7, 2013, a third party converted $4,003 of convertible debt into 294,400 common shares.

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

Recent Developments

None

Results of Operations

Three Months Ended September 30, 2013

Revenues for the three months ended September 30, 2013 were $13,454, compared to $30,917 for the three months ended September 30, 2012.

Gross profit was $5,447 for the three months ended September 30, 2013, compared to $9,476 for the three months ended September 30, 2012.

Operating expenses were $134,624 for the three months ended September 30, 2013, as compared to $858,512 for the three months ended September 30, 2012.  The decrease in operating expenses incurred during the current period relates primarily to a decrease in general and administrative expenses during the period.

The Company has a net loss for the three month period ended September 30, 2013 of $124,498 as compared to $912,984 for the three month period ended September 30, 2012.

Nine Months Ended September 30, 2013

Revenues for the nine months ended September 30, 2013 were $38,611, compared to $64,822 for the nine months ended September 30, 2012.

Gross profit was $9,860 for the nine months ended September 30, 2013, compared to $22,763 for the nine months ended September 30, 2012.

Operating expenses were $589,338 for the nine months ended September 30, 2013, as compared to $4,454,564 for the nine months ended September 30, 2012.  The decrease in operating expenses incurred during the current period relates primarily to a decrease in general and administrative expenses during the period.

The Company has a net loss for the nine month period ended September 30, 2013 of $1,231,496 as compared to $4,508,003 for the nine month period ended September 30, 2012.

Liquidity and Capital Resources

Liquidity

For the nine months ended September 30, 2013, we experienced a net loss of approximately $1,231,496 compared to $4,508,003 for the nine months ended September 30, 2012.  On September 30, 2013, we had approximately $105 in cash compared to approximately $4,459 in cash at December 31, 2012.  Accounts receivable, net of allowances for doubtful accounts, totaled $29,189 at September 30, 2013 compared to $28,697 at December 31, 2012.

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

Cash Flow

For the nine months ended September 30, 2013, we had negative cash flow from operations of $150,794.  For the nine months ended September 30, 2012, we had negative cash flow from operations of approximately $152,519. This negative cash flow is primarily due to the start-up nature of our business, the general economic downturn and our lack of operating capital.

There were no investment activities for either of the three month periods ending September 30, 2013 or September 30, 2012.

For the nine months ended September 30, 2013, we had positive cash flows from financing of approximately $146,440. For the nine months ended September 30, 2012, we had positive cash flows from financing of approximately $157,127. This positive cash flow is primarily due to the issuance of related-party and convertible debt.

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

ACTIVE HEALTH FOODS, INC.

Dated: November 11, 2013	By:	/s/ Gregory Manos
Gregory Manos
Chief Executive Officer, President and Chairman (Principal Executive Officer) (Principal Financial/Accounting Officer)