Form 10-K
period 2013-12-31
Active Health Foods, Inc.
filed 2014-04-08
CIK 1477472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

                                                                Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                                                 Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No[X]

State issuer’s revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $0.

As of April 2, 2014, there were 95,719,033 shares of Common Stock, $0.001 par value per share, issued and outstanding.

As of April 2, 2014, there were 50,000,000 shares of Preferred Stock, $0.001 par value per share, issued and outstanding.

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

Holders

As of December 31, 2013, we had 28,248,785 shares of $0.001 par value common stock issued and held by 13 shareholders of record.

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

Our Company Securities

(a) Capital Stock

Common Stock:

The Company is authorized by its Certificate of Incorporation, as amended, to issue an aggregate of 2,000,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”). As of December 31, 2013, there were 29,248,785 shares of Common Stock issued and outstanding.

Preferred Stock:

The Company is authorized by its Certificate of Incorporation, as amended, to issue an aggregate of 100,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”). As of December 31, 2013, there were 50,000,000 shares of Common Stock issued and outstanding.

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

(c) Holders of the Company's Securities

As of December 31, 2013, there were 13 holders of record of shares of the Company’s Common Stock.

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

Liquidity and Capital Resources

As of December 31, 2013, we had limited cash of $138 and an accumulated deficit of $6,965,379. Our operating activities had a net loss of $1,360,811 for the fiscal year ended December 31, 2013, while our operations had a net loss of $5,227,970 in the fiscal year ended December 31, 2012. The increase in operating loss was primarily attributable to an increase in salaries and wages and professional fees.

We had revenue of $29,483 during the fiscal year ended December 31, 2013 as compared to revenues of $75,683  for the period ending December 31, 2012.

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

At December 31, 2013, the Company had loans and notes outstanding of $9,500, convertible debt net of discounts of $46,224, derivative liabilities of $109,996, related-party payables of $200,816 and accounts payable and accrued expenses of $19,691.

Results of Operations

Fiscal Year Ended December 31, 2013 Compared to December 31, 2012

The following table summarizes the results of our operations during the fiscal years ended December 31, 2013 and 2012, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/2013 (Audited)	12/31/2012 (Audited)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$29,483	$75,683	$(46,200)	(61)%
Cost of Sales	$31,655	$62,695	$(31,040)	(50)%
Total Operating Expenses	$827,191	$5,191,040	$(4,363,849)	(84)%
Net (Loss)	$(1,360,811)	$(5,227,970)	$3,857,098	(74)%
Loss Per Share of Common Stock	$(0.00)	$(0.01)	$0.01	(74)%

Assets. On December 31, 2013, we had $138 cash on hand. On December 31, 2012, we had $4,459 cash on hand. On December 31, 2013, we had $41,555 in inventory and $39 in accounts receivable. On December 31, 2012, we had $20,546   in inventory and $28,697 in accounts receivable.

Total Current Liabilities. Our Total Current Liabilities decreased to $339,034 on December 31, 2013 from $596,755 on December 31, 2012. This decrease in Total Current Liabilities was primarily due to a decrease in convertible debt.

Revenues. Our Revenues were $29,483 for the fiscal year ended December 31, 2013, and $75,683 for the fiscal year ended December 31, 2012. This decrease was due to the Company unsuccessfully getting products to market and generating sales.

Operating Expenses. Our Total Operating Expenses were $827,191 for the fiscal year ended December 31, 2013 compared to $5,191,040 for the fiscal year ended December 31, 2012. This decrease in total operating expenses was due to decreased operations and business activity.

Net Loss. We recorded a Net Loss of $1,360,811 for the fiscal year ended December 31, 2013 as compared with a Net Loss of $5,227,970 for the fiscal year ended December 31, 2012. The decrease in Net Losses was primarily due to a decrease in salaries and wages expense.

Total Stockholders’ Deficit. Total Stockholders’ Deficit decreased to $351,302 on December 31, 2013 from $543,053 on December 31, 2012. This decrease in Total Stockholders’ Equity was primarily due to a decrease in salaries and wages expense.

Since inception, we have incurred a cumulative net loss of $6,965,379

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Active Health Foods, Inc.

Riverside, CA

We have audited the accompanying balance sheets of Active Health Foods, Inc. (the “Company”), as of December 31, 2013 and 2012 and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Active Health Foods, Inc. as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Managements, plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

April 7, 2014

ACTIVE HEALTH FOODS, INC.
Balance Sheets

ASSETS

	December 31,	December 31,
	2013	2012

CURRENT ASSETS
Cash	$138	$4,459
Accounts receivable	39	28,697
Inventory	41,555	20,546

Total Current Assets	41,732	53,702

TOTAL ASSETS	$41,732	$53,702

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$19,691	$47,865
Related-party payables	200,816	241,817
Interest payable	6,807	5,967
Convertible debt, net	46,224	190,000
Derivative liability	109,996	34,106
Notes payable	9,500	77,000

Total Current Liabilities	393,034	596,755

TOTAL LIABILITIES	393,034	596,755

STOCKHOLDERS' DEFICIT
Preferred stock; 100,000,000 shares authorized,
at $0.001 par value, 50,000,000 and 25,000,000
shares issued and outstanding, respectively	-	50,000
Common stock; 2,000,000,000 shares authorized,
at $0.001 par value, 28,248,785 and 729,958
shares issued and outstanding, respectively	29,248	730
Additional paid-in capital	6,584,829	5,010,785
Accumulated deficit	(6,965,379)	(5,604,568)

Total Stockholders' Deficit	(351,302)	(543,053)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$41,732	$53,702

The accompanying notes are an integral part of these financial statements.

ACTIVE HEALTH FOODS, INC.
Statements of Operations

	For the Year Ended
	December 31,
	2013	2012

REVENUES	$29,483	$75,683
COST OF SALES	31,655	62,695

GROSS PROFIT	(2,172)	12,988

OPERATING EXPENSES

Loss on inventory write-off	-	101,344
Advertising expense	12,522	28,399
Professional fees	57,693	178,855
Salaries and Wages	693,068	4,804,008
General and administrative	63,908	78,434

Total Operating Expenses	827,191	5,191,040

LOSS FROM OPERATIONS	(829,363)	(5,178,052)

OTHER EXPENSE

Loss on conversion of debt	-	(4,100)
Other expense	-	(28,000)
Loss on derivative	(113,208)	(11,851)
Interest expense	(418,240)	(5,967)

Total Other Expense	(531,448)	(49,918)

LOSS BEFORE INCOME TAXES	(1,360,811)	(5,227,970)
PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,360,811)	$(5,227,970)

BASIC AND DILUTED LOSS
PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	584,184,490	584,184,490

The accompanying notes are an integral part of these financial statements

ACTIVE HEALTH FOODS, INC.
Statements of Stockholders' Deficit

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Balance, December 31, 2011	25,000,000	$25,000	800,350	$800	$71,500	$(376,598)	$(279,298)
Common stock issued for services
at $0.0078 per share	-	-	447,650	448	3,491,222	-	3,491,670
Common stock issued for services
at $0.008 per share			700	1	5,599	-	5,600
Common stock issued for services	-	-
at $0.0027 per share			38,000	38	102,562	-	102,600
Common shares issued for cash
at $0.0078 per share	-	-	5,000	5	49,995	-	50,000
Common stock issued for services
at $0.003 per share	-	-	215,000	215	644,785	-	645,000
Common stock issued for services
at $0.0018 per share	-	-	285,000	285	512,715	-	513,000
Common stock issued for services
at $0.0018 per share	50,000,000	50,000			40,000	-	90,000
Common stock issued for services
at $0.0008 per share	-	-	35,000	35	27,965	-	28,000
Cancellation of common stock	-	-	(1,124,742)	(1,125)	1,125	-	-
Common stock issued for
conversion of debt			28,000	28	38,317	-	38,345
Cancellation of Preferred stock	(25,000,000)	(25,000)	-	-	25,000	-	-
Net loss for year ended
December 31, 2012	-	-	-	-	-	(5,227,970)	(5,227,970)

Balance, December 31, 2012	50,000,000	50,000	729,958	730	5,010,785	(5,604,568)	(543,053)

Common stock issued for
conversion of debt	-	-	15,090,831	15,090	345,327	-	360,417
Cancellation of Preferred stock	(50,000,000)	(50,000)	-	-	50,000	-	-
Cancellation of Common stock	-	-	(18,000)	(18)	18	-	-
Common stock issued for merger	-	-	40,996	41	4,059	-	4,100
Common stock issued for services	-	-	13,340,000	13,340	683,420	-	696,760
Common stock issued for cash	-	-	65,000	65	8,935	-	9,000
Derivative write off due to debt conversions	-	-	-	-	482,285	-	482,285
Net loss for year ended
December 31, 2013	-	-	-	-	-	(1,360,811)	(1,360,811)

Balance, December 31, 2013	-	$-	29,248,785	$29,248	$6,584,829	$(6,965,379)	$(351,302)

The accompanying notes are an integral part of these financial statements.

ACTIVE HEALTH FOODS, INC.
Statements of Cash Flows

	For the Year Ended
	December 31,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(1,360,811)	$(5,227,970)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	426,760	4,875,870
Common stock issued for merger expenses	274,100	-
Loss on inventory write-off	-	101,344
Loss on conversion of debt	-	4,100
Loss on re-measurement of derivative liability	113,208	11,851
Amortization of discount on notes payable	395,051	29,000
Changes in operating assets and liabilities:
Inventory	(21,009)	(88,414)
Deposits	-	10,512
Accounts receivable	28,658	(28,697)
Accounts payable and accrued expenses	11,222	43,821
Net Cash Used in Operating Activities	(132,821)	(268,583)

FINANCING ACTIVITIES
Proceeds from related-party loans	143,661	82,118
Proceeds from notes payable	9,500	-
Proceeds from convertible debt	151,000	210,500
Repayment of notes payable	-	-
Sale of common stock	9,000	50,000
Repayment of related-party loans	(184,661)	(70,706)
Net Cash Provided by Financing Activities	128,500	271,912

NET INCREASE IN CASH	(4,321)	3,329
CASH AT BEGINNING OF PERIOD	4,459	1,130
CASH AT END OF PERIOD	$138	$4,459

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Cancellation of preferred stock	$50,000	$25,000
Cancellation of common stock	$18	$1,124,742
Debt converted to equity	$360,417	$23,100
Derivative liabilities due to convertible notes	$-	$37,500
Notes payable transferred to convertible notes	$77,000	$-
Write-off of derivative liabilities due to conversion of debt	$482,285	$15,245
Debt Discounts recognized	$444,966	$-
Convertible debt issued for services	$26,500	$-

The accompanying notes are an integral part of these condensed financial statements.

ACTIVE HEALTH FOODS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

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

Concentrations of Risk

The Company’s bank accounts are held in insured institutions. The funds are insured up to $250,000 USD. AtDecember 31, 2013 and 2012, the Company’s bank deposits did not exceed the insured amounts.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories.  As ofDecember 31, 2013 and 2012, an allowance for doubtful receivables $-0- and    $-0-, respectively, was considered necessary.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.

Inventory

In accordance with ASC 330, the Company’s inventories are recorded at the lower of cost or market. The Company had inventory totaling $41,555 and $20,546 as ofDecember 31, 2013 and 2012.  As of December 31, 2013 the Company’s inventory consisted of raw materials, packaging materials, and finished goods. During the year ended December 31, 2013 and 2012 the Company wrote off $-0- and $101,344 of inventory which was recorded as other expense.

ACTIVE HEALTH FOODS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	December 31,		December 31,
	2013		2012
Raw materials	$11,901	$	$10,949
Finished goods	29,654		9,597
Allowance for obsolete inventory	-		-
Total	$41,555	$	$20,546

Cost of Sales

The Company’s Cost of sales includes product costs and shipping and handling costs.

Impairment of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. During the years ended December 31, 2013 and 2012, the Company recorded no impairment of its assets.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs of $12,522 and $28,399 during the years ended December 31, 2013 and 2012, respectively.

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

Notes to Financial Statements

December 31, 2013 and 2012

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

Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The Company computes net income (loss) per share in accordance with ASC 260. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had no common stock equivalents outstanding as of December 31, 2013 and 2012.

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

ACTIVE HEALTH FOODS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as December 31, 2013.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities, December 31, 2013	$-	$--	$109,996	$109,996

ACTIVE HEALTH FOODS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table summarizes the changes in the derivative liabilities during the year ended December 31, 2013:

Ending balance as of December 31, 2012	$34,106
Reclassification of derivative liabilities to additional paid-in capital due to conversion of related notes payable	(482,284)
Additions due to new convertible debt and warrants issued	444,966
Change in fair value	113,208
Ending balance as of December 31, 2013	$109,996

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

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 – RELATED PARTY PAYABLES

As of December 31, 2013 and 2012, respectively, the Company had borrowed a net total of $200,816 and $241,817 from an officer of the Company to finance the ongoing operations of the Company.  These payables are non-interest bearing, unsecured, and are due on demand.

ACTIVE HEALTH FOODS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

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

During 2008, the Company was delinquent in its payments of these two notes, which accelerated the recognition of the discount into interest expense. During the year ended December 31, 2013 the entire remaining outstanding balance of the notes of $77,000 was transferred to convertible notes payable.

On September 23, 2013 the company borrowed $8,000 in the form of a promissory note. The note is due on October 4, 2014 along with $2,000 dollars of interest.

During the year ended December 31, 2013 the Company borrowed $1,500 in the form of a promissory note. The note bears no interest and is due on demand.

As of December 31, 2013 and, 2012, the notes payable balance totaled $9,500 and $77,000, respectively.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $37,500 on the date the note became convertible.  As of December 31, 2013 the Company had amortized $37,500 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at December 31, 2013. During the year ended December 31, 2013 the entire remaining balance of the note totaling $25,500 plus accrued interest of $1,500 was converted into 53,472 shares of the Company’s common stock. The outstanding balance of the note as of December 31, 2013 and 2012 totaled $-0- and $25,500 respectively.

ACTIVE HEALTH FOODS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $53,000 on the date the note became convertible.  As of December 31, 2013 the Company had amortized $53,000 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at December 31, 2013. During the year ended December 31, 2013 the entire outstanding balance of the note totaling $53,000 plus accrued interest of $2,120 was converted into 87,788 shares of the Company’s common stock. The outstanding balance of the note as of December 31, 2013 and 2012 totaled $-0- and $53,000 respectively.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $50,000 on the date the note became convertible.  As of December 31, 2013 the Company had amortized $50,000 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at December 31, 2013. During the year ended December 31, 2013 the entire outstanding balance of the note totaling $50,000 plus accrued interest of $2,129 was converted into 140,901 shares of the Company’s common stock. The outstanding balance of the note as of December 31, 2013 and December 31, 2012 totaled $-0- and $50,000 respectively.

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

ACTIVE HEALTH FOODS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 5 – CONVERTIBLE NOTES PAYABLE (Continued)

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $34,106 on the date the note became convertible.  As of December 31, 2013 the Company had amortized $34,106 of the debt discount to interest expense, leaving $0 in unamortized debt discount at December 31, 2013. During the year ended December 31, 2013 $37,500 of principal and $1,500 in interest was converted into 1,082,500 shares of the Company’s common stock. The outstanding balance of the note as of December 31, 2013 and 2012 totaled $-0- and $37,500, respectively.

$32,500 Convertible Note - On November 1, 2012 the Company borrowed $32,500 from an unrelated third party entity in the form of a convertible note, $30,000 of which was received in cash and $2,500 of which was for legal fees.  The note bears interest at a rate of 8.0 percent per annum, with principal and interest due in full on August 5, 2013.

The principal balance of the note along with accrued interest is convertible beginning 180 days from the issuance date, at the option of the note holder, into the Company's common stock at a price of 42 percent below the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.)

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $32,500 on the date the note became convertible.  As of December 31, 2013 the Company had amortized $32,500 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at December 31, 2013. During the year ended December 31, 2013 $32,500 of principal and $1,300 in interest was converted into 3,032,413 shares of the Company’s common stock. The outstanding balance of the note as of December 31, 2013 and 2012 totaled $-0- and $32,500 respectively.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $32,500 on the date the note became convertible.  As of December 31, 2013 the Company had amortized $32,500 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at December 31, 2013. During the year ended December 31, 2013 $32,500 of principal and $2,670 in interest was converted into 3,889,631 shares of the Company’s common stock. The outstanding balance of the note as of December 31, 2013 and 2012 totaled $-0- and $32,500 respectively.

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

ACTIVE HEALTH FOODS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 5 – CONVERTIBLE NOTES PAYABLE (Continued)

below the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $32,500 on the date the note became convertible.  As of December 30, 2013 the Company had amortized $32,500 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at December 31, 2013. During the year ended December 31, 2013 $24,400 of principal was converted into 3,696,970 shares of the Company’s common stock. The outstanding balance of the note as of December 31, 2013 and 2012 totaled $8,100 and $32,500 respectively.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $34,106 on the date the note became convertible.  As of December 31, 2013 the Company had amortized $5,385 of the debt discount to interest expense, leaving $28,721 in unamortized debt discount at December 31, 2013. The outstanding balance of the note as of December 31, 2013 and 2012 totaled $37,500 and $-0- respectively.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $35,000 on the note date.  As of December 31, 2013 the Company had amortized $35,500 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at December 31, 2013. During the year ended December 31, 2013 $35,000 of the outstanding balance was converted into 274,667 shares of the Company’s common stock. The outstanding balance of the note as of December 31, 2013 and December 31, 2012 totaled $-0- and $-0- respectively.

$25,000 Convertible Note - On March 13, 2013 the Company borrowed $25,000 from an unrelated third party entity in the form of a convertible note, $23,500 of which was received in cash and $1,500 which was for legal fees. The note bears interest at a rate of 8.0 percent per annum, with principal and interest due March 15, 2014.

ACTIVE HEALTH FOODS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $25,000 on the note date.  As of December 31, 2013 the Company had amortized $24,096 of the debt discount to interest expense, leaving $904 in unamortized debt discount at December 31, 2013. During the year ended December 31, 2013 $16,615 of the outstanding balance was converted into 2,562,833 shares of the Company’s common stock. The outstanding balance of the note as of December 3, 2013 totaled $14,930.

On December 3, 2013 the notes principal balance of $18,446 was purchased by and assigned to an unrelated third party. The purchase price for the assigned portion of the note was $20,996. Pursuant to the purchase and assignment agreement a replacement note was issued on December 3, 2013. Pursuant to the terms of the replacement note, the replacement note bears interest at 6 percent per annum and is due on December 3, 2014.  The principal balance of the replacement note along with accrued interest is convertible at the option of the note holder, into the Company's common stock at a price of 55 percent below the current market price.  The current market price is defined as the lowest closing bid price for the Common Stock during the five day period on the latest complete trading day prior to the conversion date.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $42,000 on the note date.  As of December 31, 2013 the Company had amortized $42,000 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at December 31, 2013. During the year ended December 31, 2013 the Company converted $42,000 of the outstanding note balance into 269,656 shares of the Company’s common stock. The outstanding balance of the note as of December 31, 2013 and December 31, 2012 totaled $-0- and $-0- respectively.

$25,000 Convertible Note – On July 16, 2013 the Company borrowed $25,000 from an unrelated third party entity in the form of a convertible note. The note matures one year after date of issue. The note bears no interest and is convertible into shares of the Company’s common stock when it reaches maturity.

On December 30, 2013 the notes principal balance of $25,000 was purchased by and assigned to an unrelated third party. The purchase price for the assigned portion of the note was $25,000. Pursuant to the purchase and assignment agreement a replacement note was issued on December 30, 2013. Pursuant to the terms of the replacement note, the replacement note bears interest at 8 percent per annum and is due on December 30, 2014.  The principal balance of the replacement note along with accrued interest is convertible at the option of the note holder, into the Company's common stock at a price of 50 percent of the lowest daily VWAP of the common stock for the twenty prior trading days including the day upon

ACTIVE HEALTH FOODS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 5 – CONVERTIBLE NOTES PAYABLE (Continued)

which a notice of conversion is received by the Company (provided such notice of conversion is delivered by fax or other electronic method of communication to the Company after 4 P.M. Eastern Standard or Daylight Savings Time if the Holder wishes to include the same day closing price).

$25,000 Convertible Note - On December 3, 2013 the Company borrowed $25,000 from an unrelated third party entity in the form of a convertible note, $25,000 of which was for professional fees. The note bears interest at a rate of 6.0 percent per annum, with principal and interest due December 3, 2014.

The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company's common stock at a price of 65 percent below the current market price.  The current market price is defined as the lowest closing bid price for the Common Stock during the five day period on the latest complete trading day prior to the conversion date.

NOTE 6- EQUITY TRANSACTIONS

The Company is authorized by its Certificate of Incorporation, as amended, to issue an aggregate of 5,000,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”). As of December 31, 2013, there were 29,248,785 shares of Common Stock issued and outstanding.

The Company is authorized by its Certificate of Incorporation, as amended, to issue an aggregate of 100,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”). As of December 31, 2013, there were no shares of Preferred Stock issued and outstanding.

During the year ended December 31, 2012 the Company issued 50,000,000 shares of preferred stock for services with a fair value of $50,000 which was recorded to compensation expense.

During the year ended December 31, 2012 the Company issued 5,000,000 shares of common stock for cash of $50,000.

During the year ended December 31, 2012 the Company issued 1,021,350,000 shares of common stock for services with a fair value of $4,825,870 which was recorded to compensation expense.

During the year ended December 31, 2012 the Company issued 28,000,000 shares of common stock for conversion of debt.

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

ACTIVE HEALTH FOODS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 6- EQUITY TRANSACTIONS (Continued)

During the year ended December 31, 2013, 50,000,000 shares of preferred stock and 18,000 shares of common stock were returned to the Company by the CEO and cancelled.

During the year ended December 31, 2013 the Company issued 15,090,831 shares of common stock for conversion of debt of $360,417.

During the year ended December 31, 2013 the Company issued 65,000 shares of common stock for cash of $9,000.

During the year ended December 31, 2013 the Company issued 40,996 shares of common stock in relation to the merger with Manos Beverage, Inc. At the time of the merger Manos Beverage, Inc. had no operations and no assets. The shares were valued at fair market value at $0.001 per share totaling $4,100.

During the year ended December, 31, 2013 the Company issued 13,340,000 shares of common stock for services. The shares were valued at fair market value of $696,760.

NOTE 7 - INCOME TAXES

No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since inception.  Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance since it is currently not likely that the Company will be significantly profitable in the near future to take advantage of the losses.  The income tax provision differs from the amount of income tax determined by applying the combined U.S. federal and state income tax rates of 42.8% to pretax income from continuing operations for the years ended December 31, 2013 and 2012 due to the following:

	Years Ended December 31,
	2013	2012
Current taxes	$(284,214)	$(150,699)
Valuation allowance	284,214	150,699
Total provision for income taxes	$-	$-

The following table shows the components of the Company’s deferred tax assets.

	Years Ended December 31,
	2013	2012
Deferred Tax Assets
Loss carryforwards (expire through 2032)	$ (2,636,227)	$ (1,972,176)
Stock compensation expense	-	-
Total gross deferred tax asset	2,636,227	1,972,176
Valuation allowance	(2,636,227)	(1,972,176)
Net deferred taxes	-	-
Deferred tax liabilities	-	-
Net deferred taxes	$ -	$ -

ACTIVE HEALTH FOODS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 7 - INCOME TAXES (Continued)

The Company’s net operating loss carry forwards of approximately $2,636,227 expire in various years through 2033. The Company has not evaluated the impact of Section 382, if any, on its ability to utilize its net operating loss carry forwards in future years.

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

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to December 31, 2013 the Company issued 10,561,154 shares of common stock for conversion of $72,077 of debt.

Subsequent to December 31, 2013 the Company issued 55,909,082 shares of common stock for services valued at fair market value of $344,545.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes or disagreements with our accounting firm.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following material weaknesses:

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2013, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth certain information concerning our officers and directors.

Name and Address                                Age           Position                                                      Period of Service

Gregory Manos                                       57      President,                           January 9, 2008 (inception) to the present

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

Item 11. Executive Compensation

DIRECTOR AND OFFICER COMPENSATION

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
Gregory Manos	2012	-	-	-	-	-	-	-
Officer and Director	2013	-	-	-	-	-	-	-

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)

Common Stock	Gregory Manos President and Secretary	423,000	1%
Common Stock	E. Robert Gates, PhD CEO	10,177,000	26%
Preferred Stock	Gregory Manos President, and Secretary	50,000,000	100%

(1)

The percentage of common stock held by each listed person is based on 39,801,000 shares of common stock issued and outstanding as of the date of this Annual Report. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

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

Promoters and Certain Control Persons

The Company has not had a promoter at any time. The only two control person are the founder and officer and director, Gregory Manos and officer and director, E. Robert Gates, PhD.

Director Independence

The OTCBB to which we are attempting to have our shares of common stock quoted does not have any director independence requirements. In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a)(15). Based on those widely-accepted criteria, we have determined that our Directors are not independent at this time.

No member of management is or will be required by us to work on a full time basis,. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

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

2013	$21,000
2012	$21,500

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013	$0
2012	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2013	$0
2012	$0

 (4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$0
2012	$0

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year ended December 31, 2013 that were attributed to work performed by persons other than the principal accountant’s full time permanent employees was 0%.

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

ACTIVE HEALTH FOODS, INC.

Dated: April 8, 2014	By:	/s/ Gregory Manos
Gregory Manos
President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gregory Manos	April 8, 2014
Gregory Manos
Principal Executive Officer

/s/ Gregory Manos	April 8, 2014
Gregory Manos
Principal Financial Officer

/s/ Gregory Manos	April 8, 2014
Gregory Manos
Principal Accounting Officer
/s/ Gregory Manos	April 8, 2014
Gregory Manos
Director