Form 10-Q
period 2014-03-31
Active Health Foods, Inc.
filed 2014-05-20
CIK 1477472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of May 15, 2014, there were 74,607,023 shares of common stock, par value $0.001 per share, outstanding and -0- shares of preferred stock, par value $0.001 per share, outstanding.

CERTIFICATIONS

Exhibit 31.1 Management Certification

Exhibit 32.2 Sarbanes-Oxley Act

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ACTIVE HEALTH FOODS, INC.
Condensed Balance Sheets

ASSETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
CURRENT ASSETS

Cash	$2,074	$138
Accounts receivable	3,495	39
Inventory	39,022	41,555

Total Current Assets	44,591	41,732

TOTAL ASSETS	$44,591	$41,732

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,185,307	$19,691
Related-party payables	185,048	200,816
Interest payable	6,461	6,807
Convertible debt, net	14,040	46,224
Derivative liability	24,311	109,996
Notes payable, net	66,989	9,500

Total Current Liabilities	1,482,156	393,034

TOTAL LIABILITIES	1,482,156	393,034

STOCKHOLDERS' DEFICIT

Preferred stock; 100,000,000 shares authorized,
at $0.001 par value, 25,000,000 and 25,000,000
shares issued and outstanding, respectively	-	-
Common stock; 5,000,000,000 shares authorized,
at $0.001 par value, 68,607,023 and 29,248,785
shares issued and outstanding, respectively	67,046	29,248
Additional paid-in capital	6,978,423	6,584,829
Deficit accumulated during the development stage	(8,483,034)	(6,965,379)

Total Stockholders' Deficit	(1,437,565)	(351,302)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$44,591	$41,732

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACTIVE HEALTH FOODS, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

REVENUES	$4,428	$13,440
COST OF SALES	3,569	11,022

GROSS PROFIT	859	2,418

OPERATING EXPENSES

General and administrative	1,347,205	53,158

Total Operating Expenses	1,347,205	53,158

LOSS FROM OPERATIONS	(1,346,346)	(50,740)

OTHER EXPENSE

Gain or loss on derivative	(27,126)	(192,044)
Interest expense	(144,183)	(151,424)

Total Other Expense	(171,309)	(343,468)

LOSS BEFORE INCOME TAXES	(1,517,655)	(394,208)
PROVISION FOR INCOME TAXES	-	(28)

NET LOSS	$(1,517,655)	$(394,208)

BASIC AND DILUTED LOSS
PER SHARE	$(0.03)	$(0.45)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	48,362,958	881,333

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACTIVE HEALTH FOODS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

OPERATING ACTIVITIES
Net loss	$(1,517,655)	$(394,236)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of discount on notes payable	144,335	147,889
Gain/loss on derivative liabilities	27,126	192,044
Loss on extinguishment	105,695	-
Shares issued for services	16,056	-
Changes in operating assets and liabilities:
Inventory	2,533	(2,272)
Deposits	-	-
Accounts receivable	(3,456)	(5,330)
Interest payable	-	3,535
Accounts payable- related party	(35,500)	-
Accounts payable and accrued expenses	1,198,071	-
Net Cash Used in Operating Activities	(62,795)	(58,370)

FINANCING ACTIVITIES
Proceeds from related-party payables	57,083	130,661
Proceeds from convertible debt	-	57,500
Proceeds from notes payable	45,000	-
Repayment of related-party loans	(37,352)	(102,380)
Net Cash Provided by Financing Activities	64,731	85,781
NET INCREASE IN CASH	1,936	27,411
CASH AT BEGINNING OF PERIOD	138	4,459
CASH AT END OF PERIOD	$2,074	$31,870

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Write off of derivative liabilities due to debt conversion	$156,896	$322,492
Debt discount on convertible notes	$55,000	205,000
Debt converted to equity	$89,945	167,249
Cancellation of preferred stock	$-	$50,000
Cancellation of common stock	$-	3,000
Notes payable transferred to convertible notes	$-	77,000
Shares issued for interest	$62,800	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACTIVE HEALTH FOODS, INC.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

March 31, 2014 and December 31, 2013

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The unaudited interim financial statements included herein have been prepared by BullsnBears.com, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2013, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

As of March 31, 2014 and December 31, 2013, respectively, the Company had borrowed a net total of $185,048 and $200,816 from an officer and another related party of the Company to finance the ongoing operations of the Company.  These payables are non-interest bearing, unsecured, and are due on demand.

NOTE 4 – NOTES PAYABLE

On September 23, 2013 the company borrowed $8,000 in the form of a promissory note. The note is due on October 4, 2014 along with $2,000 in interest.

During the year ended December 31, 2013 the Company borrowed $1,500 in the form of a promissory note. The note bears no interest and is due on demand.

On March 4, 2014 the Company borrowed $25,000 in the form of a promissory note.  The note is due May 15, 2014 along with $15,000 of interest and 10,000,000 restricted shares of common stock.  In anticipation of repayment, the Company issued the stock on March 6, 2014.  An amount of $60,000 for the fair value of the stock was recorded as prepaid interest on the date of authorization to be expensed on the due date of the note.

NOTE 4 – NOTES PAYABLE (Continued)

On March 17, 2014 the Company borrowed $20,000 in the form of a promissory note.  The note is due on May 15, 2014 along with $15,000 of interest and 5,000,000 restricted shares of common stock.

As of March 31, 2014 and December 31, 2013, the notes payable balance totaled $66,989 and $9,500. The notes are unsecured and due on demand.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $25,000 on the note date.  During the year ended December 31, 2013 $16,615 of the outstanding balance was converted into 1,562,833 shares of the Company’s common stock. During the three months ended March 31, 2014, the remaining $8,385 outstanding balance was converted into 2,345,524 shares of the Company’s common stock.  As of March 31, 2014 the Company had amortized $25,000 of the debt discount to interest expense, leaving $-0- in unamortized debt discount. The outstanding balance of the note as of March 31, 2014 totaled $-0-.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $32,500 on the date the note became convertible.  During the year ended December 31, 2013 $24,400 of the principal was converted into 3,696,970 shares of the Company’s common stock. During the three months ended March 31, 2014 the remaining $8,100 of the principal as well as $1,300 of accrued interest was converted into 1,740,741 shares of the Company’s common stock.  As of March 31, 2014 the Company had amortized $32,500 of the debt discount to interest expense, leaving $-0- in unamortized debt discount. The outstanding balance of the note as of March 31, 2014 totaled $-0-.

NOTE 5 – CONVERTIBLE NOTES PAYABLE (Continued)

$37,500 Convertible Note - On June 19, 2013 the Company borrowed $37,500 from an unrelated third party entity in the form of a convertible note, all of which was received in cash.  The note bears interest at a rate of 8.0 percent per annum, with principal and interest due in full on March 21, 2014.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $34,106 on the date the note became convertible.  During the three months ended March 31, 2014 the outstanding balance of the note and $1,500 in interest was converted into 9,132,150 shares of the Company’s common stock.  As of March 31, 2014 the Company had amortized $34,106 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at March 31, 2014. The outstanding balance of the note as of March 31, 2013 totaled $-0-.

$25,000 Convertible Note – On July 16, 2013 the Company borrowed $25,000 from an unrelated third party entity in the form of a convertible note. The note matures one year after date of issue. The note bears no interest and is convertible into shares of the Company’s common stock when it reaches maturity.

On December 30, 2013 the notes principal balance of $25,000 was purchased by and assigned to an unrelated third party. The purchase price for the assigned portion of the note was $25,000 and a replacement note was issued on December 30, 2013. Pursuant to the terms of the replacement note, the replacement note bears interest at 8 percent per annum and is due on December 30, 2014.  The principal balance of the replacement note along with accrued interest is convertible at the option of the note holder, into the Company's common stock at a price of 50 percent of the lowest daily VWAP of the common stock for the twenty prior trading days including the day upon which a notice of conversion is received by the Company (provided such notice of conversion is delivered by fax or other electronic method of communication to the Company after 4 P.M. Eastern Standard or Daylight Savings Time if the Holder wishes to include the same day closing price).

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $25,000 on the date the note became convertible.  During the three months ended March 31, 2014 $18,710 of the outstanding balance of the note was converted into 5,710,171 shares of the Company’s common stock.  As of March 31, 2014 the Company had amortized $20,118 of the debt discount to interest expense, leaving $4,882 in unamortized debt discount at March 31, 2014. The outstanding balance of the note as of March 31, 2014 totaled $6,290.

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

During the three months ended March 31, 2014 $17,250 of the outstanding balance of the note was converted into 6,272,727 shares of the Company’s common stock.  The Company allowed a onetime conversion prior to the 180 days; therefore, the conversion was fair valued on the date of conversion. The excess expense was recorded as a loss on extinguishment in the amount of $105,695.

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

During 2014, certain notes payable were converted resulting in settlement of the related derivative liabilities.  The Company re-measured the embedded conversion options at fair value on the date of settlement and recorded these amounts to additional paid-in capital.

During 2014, the Company issued additional convertible notes.  The conversion options and warrants were classified as derivative liabilities at their fair value on the date of issuance.

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

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liabilities, March 31, 2014	$--	$--	$24,311	$24,311

The following table summarizes the changes in the derivative liabilities during the quarter ended March 31, 2014:

Ending balance as of December 31, 2013	$109,996
Reclassification of derivative liabilities to additional paid-in capital due to conversion of notes payable	(156,896)
Additions due to new convertible debt and warrants issued	154,081
Change in fair value	27,126
Ending balance as of March 31, 2014	$24,311

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price at valuation date of $0.006 - $0.027, exercise price of $0.006 - $0.027, dividend yield of zero, years to maturity of 0.15 – 0.98, risk free rate of 0.01 – 0.13 percent, and annualized volatility of 604 – 613 percent.

NOTE 7 – EQUITY TRANSACTIONS

During the three months ended March 31, 2014, the Company issued 2,595,891 shares of common stock as compensation for services rendered by related parties.  The services had a fair market value of $16,056.

During the three months ended March 31, 2014 the Company issued 25,201,315 shares of common stock for conversion of debt of $89,945.

On March 6, 2014 the Company issued 10,000,000 shares of common stock for interest on a $25,000 loan due on May 15, 2014.  The shares had a fair market value of $60,000.

NOTE 8 – SIGNIFICANT EVENTS

On March 26, 2014, the Circuit Court in the Second Judicial District for Leon County, Florida entered an order approving the Settlement Agreement and Stipulation, and Request for Fairness Hearing of the parties (the "Stipulation") in the matter of AGS Capital Group, LLC ("AGS") v. Active Health Foods, Inc. (the "Company"). Under the terms of the Stipulation, the Company agreed to issue to AGS, as settlement of certain liabilities owed by the Company in the aggregate amount of $1,429,705.70 (the "Claim Amount") and shares of common stock (the "Settlement Shares").  AGS had purchased the liabilities from the Company’s creditors (both affiliated and non-affiliated) with a face amount of $1,429,705.70. The total amount of liabilities, at March 31, 2014, is $1,429,705.70.  The liabilities relate to various legal, accounting, marketing, and other professional contracts for which services had been provided to the Company as of March 31, 2014.

Pursuant to the Stipulation entered into by the parties, the Company agreed to issue to ASC, in one or more tranches as necessary, that number of shares of common stock sufficient to generate net proceeds equal to the Claim Amount, as defined in the Stipulation.  The parties reasonably estimated that, should the Company issue Settlement Shares sufficient to satisfy the entire Claim Amount, the fair market value of such Settlement Shares and all other amounts to be received by AGS would equal approximately $3,200,000.  Notwithstanding anything to the contrary in the Stipulation, the number of shares beneficially owned by AGS shall not exceed 4.99% of the Company's outstanding common stock at any one time.

In connection with the issuance of the Settlement Shares, the Company may rely on the exemption from registration provided by Section 3(a)(10) under the Securities Act.  To date, the Company has not issued any Settlement Shares to ASC.  As such, the full Claim Amount remains outstanding and payable to AGS.   Based upon the reported closing trading price of the Company’s common stock on May 20, 2014 of $0.0037 per share, if all $1,429,705.70 worth of liabilities were satisfied pursuant to the Stipulation through the issuance of common stock, the Company would issue a maximum of 1,000,000,000 shares.

NOTE 9 – SUBSEQUENT EVENTS

On March 27, 2014 the Company entered into a convertible note agreement for $50,000. The Company will receive $42,500 in cash, $2,500 for legal fees, and $5,000 for payment to a third party.  Because the funds had not been disbursed during this reporting period, the agreement will be disclosed as a subsequent event.  The note bears interest at a rate of 8.0 percent per annum, with principal and interest due in full on March 27, 2014.  The principal balance of the note along with accrued interest is convertible beginning 180 days from the issuance date, at the option of the note holder, into the Company's common stock at a price of 50 percent below the current market price.  The current market price is defined as the lowest trading price for the Common Stock during the twenty day period on the latest complete trading day prior to the conversion date.

On April 2, 2014 the Company entered into a convertible note agreement for $50,000, which is to be received by the Company in two tranches of $25,000 each.  In the first tranche, the Company will receive $21,000 in cash, $1,500 for legal fees, and $2,500 for payment to a third party.  The note bears interest at a rate of 8.0 percent per annum, with principal and interest due in full on April 2, 2015.  The principal balance of the note along with accrued interest is convertible beginning 180 days from the issuance date, at the option of the note holder, into the Company's common stock at a price of 50 percent below the current market price.  The current market price is defined as the lowest trading price for the Common Stock during the twenty day period on the latest complete trading day prior to the conversion date.  The second $25,000 tranche will likely require similar legal and other payments.

NOTE 9 – SUBSEQUENT EVENTS (Continued)

On April 10, 2014 the Company borrowed $32,500 from an unrelated third party entity in the form of a convertible note.  The Company received $18,000 in cash with the remaining $14,500 to pay legal and third party fees.  The note bears interest at a rate of 8.0 percent per annum, with principal and interest due in full on January 14, 2015. The principal balance of the note along with accrued interest is convertible beginning 180 days from the issuance date, at the option of the note holder, into the Company's common stock at a price of 50 percent below the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.

On April 7, 2014 the Company issued 5,000,000 of shares of common stock in anticipation of repayment of the $20,000 loan entered into on March 17, 2014.  The shares will be valued at market value on the date of issuance and will be recorded as interest expense.

ACTIVE HEALTH FOODS, INC.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

March 31, 2014 and December 31, 2013

On April 25, 2014 the Company issued 1,000,000 shares of common stock to an unrelated third party entity as payment for services.

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

Recent Developments

None

Results of Operations

Three Months Ended March 31, 2014

Revenues for the three months ended March 31, 2014 were $4,428, compared to $13,440 for the three months ended March 31, 2013.  The lack of revenues in 2013 can be attributed to our start-up nature and lack of operating funds.

Gross profit was $859 for the three months ended March 31, 2014, compared to $2,418 for the three months ended March 31, 2013.

Operating expenses were $1,347,205 for the three months ended March 31, 2014, as compared to $53,158 for the three months ended March 31, 2013.  The significant increase in operating expenses incurred during the current period relates primarily to a court order approving a Settlement Agreement whereby the Company agreed to issue a third-party entity 1,011,718,715 shares of common stock as consideration for the third-party purchasing Company debts totaling $1,429,706 ($1,156,576 of which were debts incurred during the three months ended March 31, 2014, and related to various consulting, legal, accounting, and professional contracts under which services had been performed in full as of March 31, 2014).

The Company has a net loss for the three month period ended March 31, 2014 of $1,517,655 as compared to $394,236 for the three month period ended March 31, 2013.

Liquidity and Capital Resources

Liquidity

For the three months ended March 31, 2014, we experienced a net loss of approximately $1,517,655 compared to $394,236 for the three months ended March 31, 2013.  On March 31, 2014, we had approximately $2,074 in cash compared to approximately $138 in cash at December 31, 2013.  Accounts receivable, net of allowances for doubtful accounts, totaled $3,495 at March 31, 2014 compared to $39 at December 31, 2013.

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

Cash Flow

For the three months ended March 31, 2014, we had negative cash flow from operations of $62,795.  For the three months ended March 31, 2013, we had negative cash flow from operations of approximately $58,730. This negative cash flow is primarily due to the start-up nature of our business, the general economic downturn and our lack of operating capital.

There were no investment activities for either of the three month periods ending March 31, 2014 or March 31, 2013.

For the three months ended March 31, 2014, we had positive cash flow from financing activities of $64,731.  For the three months ended March 31, 2013, we had positive cash flow from financing activities of $85,781.  This positive cash flow is primarily due to the issuance of notes payable and convertible debt.

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

Item 4.  Controls and Procedures

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

On March 26, 2014, the Circuit Court in the Second Judicial District for Leon County, Florida entered an order approving the Settlement Agreement and Stipulation, and Request for Fairness Hearing of the parties (the "Stipulation") in the matter of AGS Capital Group, LLC ("AGS") v. Active Health Foods, Inc. (the "Company"). Under the terms of the Stipulation, the Company agreed to issue to AGS, as settlement of certain liabilities owed by the Company in the aggregate amount of $1,429,705.70 (the "Claim Amount") and shares of common stock (the "Settlement Shares").  AGS had purchased the liabilities from the Company’s creditors (both affiliated and non-affiliated) with a face amount of $1,429,705.70. The total amount of liabilities, at March 31, 2014, is $1,429,705.70.

Pursuant to the Stipulation entered into by the parties, the Company agreed to issue to ASC, in one or more tranches as necessary, that number of shares of common stock sufficient to generate net proceeds equal to the Claim Amount, as defined in the Stipulation.  The parties reasonably estimated that, should the Company issue Settlement Shares sufficient to satisfy the entire Claim Amount, the fair market value of such Settlement Shares and all other amounts to be received by AGS would equal approximately $3,200,000.  Notwithstanding anything to the contrary in the Stipulation, the number of shares beneficially owned by AGS shall not exceed 4.99% of the Company's outstanding common stock at any one time.

In connection with the issuance of the Settlement Shares, the Company may rely on the exemption from registration provided by Section 3(a)(10) under the Securities Act.  To date, the Company has not issued any Settlement Shares to ASC.  As such, the full Claim Amount remains outstanding and payable to AGS.   Based upon the reported closing trading price of the Company’s common stock on May 20, 2014 of $0.0037 per share, if all $1,429,705.70 worth of liabilities were satisfied pursuant to the Stipulation through the issuance of common stock, the Company would issue a maximum of 1,000,000,000 shares.

Aside from the case listed above, we are not a party to any legal proceedings, there are no known judgments against the Company, nor are there any known actions or suits filed or threatened against us or our officers and directors, in their capacities as such.  We are not aware of any disputes involving the Company and the Company has no known claim, actions or inquiries from any federal, state or other government agency.  We are not aware of any claims against the Company or any reputed claims against it at this time.

Item 1A.  Risk Factors

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

The Company has not engaged in the sale of any unregistered securities.

Item 3.  Defaults upon Senior Securities

There were no defaults upon senior securities of during this reporting period.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of the security holders.

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ACTIVE HEALTH FOODS, INC.

Dated: May 20, 2014	By:	/s/ Gregory Manos
Gregory Manos
Chief Executive Officer, President and Chairman (Principal Executive Officer) (Principal Financial/Accounting Officer)