Form 10-Q/A
period 2014-03-31
Active Health Foods, Inc.
filed 2014-05-21
CIK 1477472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______

FORM 10-Q/A #1

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

Explanatory Note:

The Company is filing an amendment to their 3/31/14 10Q, to include inadvertently missed audit adjustments.  No other changes to the filing have been made.

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

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liabilities, March 31, 2014	$--	$--	$24,311	$24,311

The following table summarizes the changes in the derivative liabilities during the quarter ended March 31, 2014:

Ending balance as of December 31, 2013	$109,996
Reclassification of derivative liabilities to additional paid-in capital due to conversion of notes payable	(156,896)
Additions due to new convertible debt and warrants issued	44,085
Change in fair value	27,126
Ending balance as of March 31, 2014	$24,311

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