Form 10-Q/A
period 2014-03-31
Active Health Foods, Inc.
filed 2014-05-30
CIK 1477472

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

As of May 15, 2014, there were 68,607,023 shares of common stock, par value $0.001 per share, outstanding and -0- shares of preferred stock, par value $0.001 per share, outstanding.

CERTIFICATIONS

Exhibit 31.1 Management Certification

Exhibit 32.2 Sarbanes-Oxley Act

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ACTIVE HEALTH FOODS, INC.
Condensed Balance Sheets

	March 31,	December 31,
	2014	2013
	(Restated)

ASSETS
CURRENT ASSETS
Cash	$2,074	$138
Accounts receivable	3,495	39
Inventory	39,022	41,555

Total Current Assets	44,591	41,732

TOTAL ASSETS	$44,591	$41,732

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,185,307	$19,691
Related-party payables	185,048	200,816
Interest payable	6,461	6,807
Convertible debt, net	50,410	46,224
Derivative liability	903,702	109,996
Notes payable, net	66,989	9,500

Total Current Liabilities	2,397,917	393,034

TOTAL LIABILITIES	2,397,917	393,034

STOCKHOLDERS' DEFICIT
Preferred stock; 100,000,000 shares authorized,
at $0.001 par value, 25,000,000 and 25,000,000
shares issued and outstanding, respectively	-	-
Common stock; 5,000,000,000 shares authorized,
at $0.001 par value, 68,607,023 and 29,248,785
shares issued and outstanding, respectively	67,046	29,248
Additional paid-in capital	6,978,423	6,584,829
Deficit accumulated during the development stage	(9,398,795)	(6,965,379)

Total Stockholders' Deficit	(2,353,326)	(351,302)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$44,591	$41,732

ACTIVE HEALTH FOODS, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
	(Restated)

REVENUES	$4,428	$13,440
COST OF SALES	3,569	11,022

GROSS PROFIT	859	2,418

OPERATING EXPENSES

General and administrative	1,494,705	53,158

Total Operating Expenses	1,494,705	53,158

LOSS FROM OPERATIONS	(1,493,846)	(50,740)

OTHER EXPENSE

Gain or loss on derivative	(759,017)	(192,044)
Interest expense	(180,553)	(151,424)

Total Other Expense	(939,570)	(343,468)

LOSS BEFORE INCOME TAXES	(2,433,416)	(394,208)
PROVISION FOR INCOME TAXES	-	(28)

NET LOSS	$(2,433,416)	$(394,236)

BASIC AND DILUTED LOSS
PER SHARE	$(0.05)	$(0.45)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	48,362,958	881,333

ACTIVE HEALTH FOODS, INC.
Condensed Statements of Operations
(Unaudited)

		For the Three Months Ended
		March 31,
		2014	2013
		(Restated)

REVENUES		$4,428	$13,440
COST OF SALES		3,569	11,022

GROSS PROFIT		859	2,418

OPERATING EXPENSES

General and administrative		1,494,705	53,158

	Total Operating Expenses	1,494,705	53,158

LOSS FROM OPERATIONS		(1,493,846)	(50,740)

OTHER EXPENSE

Gain or loss on derivative		(759,017)	(192,044)
Interest expense		(180,553)	(151,424)

	Total Other Expense	(939,570)	(343,468)

LOSS BEFORE INCOME TAXES		(2,433,416)	(394,208)
PROVISION FOR INCOME TAXES		-	(28)

NET LOSS		$(2,433,416)	$(394,236)

ACTIVE HEALTH FOODS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
	(Restated)
OPERATING ACTIVITIES

Net loss	$(2,433,416)	$(394,236)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of discount on notes payable	180,705	147,889
Gain/loss on derivative liabilities	759,017	192,044
Loss on extinguishment	105,695	-
Consulting expense	147,500
Shares issued for services	16,056	-
Changes in operating assets and liabilities:
Inventory	2,533	(2,272)
Deposits	-	-
Accounts receivable	(3,456)	(5,330)
Interest payable	-	3,535
Accounts payable- related party	(35,500)	-
Accounts payable and accrued expenses	1,198,071	-

Net Cash Used in Operating Activities	(62,795)	(58,370)

FINANCING ACTIVITIES

Proceeds from related-party payables	57,083	130,661
Proceeds from convertible debt	-	57,500
Proceeds from notes payable	45,000	-
Repayment of related-party loans	(37,352)	(102,380)

Net Cash Provided by Financing Activities	64,731	85,781

NET INCREASE IN CASH	1,936	27,411

CASH AT BEGINNING OF PERIOD	138	4,459

CASH AT END OF PERIOD	$2,074	$31,870

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Write off of derivative liabilities due to debt conversion	$156,896	$322,492
Debt discount on convertible notes	$202,500	205,000
Debt converted to equity	$92,745	167,249
Cancellation of preferred stock	$-	$50,000
Cancellation of common stock	$-	3,000
Notes payable transferred to convertible notes	$-	77,000
Shares issued for interest	$60,000	$-

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

NOTE 3 - RESTATEMENT

In connection with the review of convertible debt as of March 31, 2014, the Company identified an error in the accounting for a convertible note issued by an unrelated third party entity. The note was issued on January 1, 2014 for services provided during the quarter but was not recorded in the initial filing.

The effects of the restatement on reported amounts for the three months ended March 31, 2014 are presented below in the following tables:

	Three months ended March 31, 2014

	As Reported	Adjustments	As Restated
Operating expenses:
General and administrative	1,347,205	147,500	1,494,705

Other income (expense):
Gain (loss) on derivative	$(27,126)	$(731,891)	$(759,017)
Interest expense	(144,183)	(36,370)	(180,553)
Total other expense	(171,390)	(915,761)	(939,570)
Net loss	$(1,517,655)	$(915,761)	$(2,433,416)
Net loss per share:
Basic and diluted	$(0.03)	$(0.02)	$(0.05)
Weighted average common shares outstanding:
Basic and diluted	48,362,958	48,362,958	48,362,958

	March 31, 2014
	As Reported	Adjustments	As Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Convertible debt, net	$14,040	$36,370	$50,410
Derivative liability	24,311	879,391	903,702
Total liabilities	1,482,156	915,761	2,397,917
Stockholders’ deficit
Retained earnings (deficit)	(8,483,034)	(915,761)	(9,398,795)
Total stockholders’ deficit	(1,437,565)	(915,761)	(2,353,326)
Total liabilities and stockholders’ deficit	$44,591	$-	$44,591

	Three months ended March 31, 2014
	As Reported	Adjustments	As Restated
OPERATING ACTIVITIES
Net loss	$(1,517,655)	$(915,761)	$(2,433,416)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of discount on notes payable	144,335	36,370	180,705
Gain/loss on derivative liabilities	27,126	731,891	759,017
Net Cash Used by Operating Activities	$(62,795)	$-	$(62,795)

NOTE 4 – RELATED PARTY TRANSACTIONS

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

NOTE 6 – CONVERTIBLE NOTES PAYABLE

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

NOTE 6 – CONVERTIBLE NOTES PAYABLE (Continued)

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

$147,500 Convertible Note – On January 1, 2014 the Company entered into a consulting agreement whereby the consulting fee was in the form of a $147,500 convertible note. Pursuant to the agreement, the consulting services were performed in Q1 2014.  The note matures one year after date of issue. The note is convertible into shares of the Company’s common stock when it reaches maturity. The note bears interest at a rate of 8.0 percent per annum, with principal and interest due in full on January 1, 2015.

The principal balance of the note along with accrued interest is convertible beginning from the issuance date, at the option of the note holder, into the Company's common stock at a price of 50 percent below the current market price.  The current market price is defined as the average of the lowest trading price for the Common Stock during the twenty day period on the latest complete trading day prior to the conversion date.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $147,500 on the date the note became convertible.   As of March 31, 2014 the Company had amortized $36,370 of the debt discount to interest expense, leaving $111,130 in unamortized debt discount at March 31, 2014. The outstanding balance of the note as of March 31, 2014 totaled $147,500.

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

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITY (Continued)

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as March 31, 2013.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liabilities, March 31, 2014	$--	$--	$903,702	$903,702

The following table summarizes the changes in the derivative liabilities during the quarter ended March 31, 2014:

Ending balance as of December 31, 2013	$109,996
Reclassification of derivative liabilities to additional paid-in capital due to conversion of notes payable	(156,896)
Additions due to new convertible debt and warrants issued	412,298
Change in fair value	538,304
Ending balance as of March 31, 2014	$903,702

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

NOTE 8 – EQUITY TRANSACTIONS

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

NOTE 9 – SIGNIFICANT EVENTS

On March 26, 2014, the Circuit Court in the Second Judicial District for Leon County, Florida entered an order approving the Settlement Agreement and Stipulation, and Request for Fairness Hearing of the parties (the "Stipulation") in the matter of AGS Capital Group, LLC ("AGS") v. Active Health Foods, Inc. (the "Company"). Under the terms of the Stipulation, the Company agreed to issue to AGS, as settlement of certain liabilities owed by the Company in the aggregate amount of $1,429,705.70 (the "Claim Amount") and shares of common stock (the "Settlement Shares").  AGS had purchased the liabilities from the Company’s creditors (both affiliated and non-affiliated) with a face amount of $1,429,705.70. The total amount of liabilities, at March 31, 2014, is $1,429,705.70.  The Company recognized $1,156,576 of these liabilities as of March 31, 2014.  The liabilities relate to various legal, accounting, marketing, and other professional contracts in contemplation of a proposed merger for which services had been provided to the Company as of March 31, 2014.

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

NOTE 10 – SUBSEQUENT EVENTS

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

NOTE 10 – SUBSEQUENT EVENTS

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

The Company has a net loss for the three month period ended March 31, 2014 of $2,433,416 as compared to $394,236 for the three month period ended March 31, 2013.

Liquidity and Capital Resources

Liquidity

For the three months ended March 31, 2014, we experienced a net loss of approximately $2,433,416 compared to $394,236 for the three months ended March 31, 2013.  On March 31, 2014, we had approximately $2,074 in cash compared to approximately $138 in cash at December 31, 2013.  Accounts receivable, net of allowances for doubtful accounts, totaled $3,495 at March 31, 2014 compared to $39 at December 31, 2013.

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

ACTIVE HEALTH FOODS, INC.

Dated: May 27, 2014	By:	/s/ Gregory Manos
Gregory Manos
Chief Executive Officer, President and Chairman (Principal Executive Officer) (Principal Financial/Accounting Officer)