Form 10-Q
period 2014-06-30
Active Health Foods, Inc.
filed 2014-09-18
CIK 1477472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 19, 2014, there were 1,559,093,142 shares of common stock, par value $0.001 per share, outstanding and -0- shares of preferred stock, par value $0.001 per share, outstanding.

CERTIFICATIONS

Exhibit 31.1 Management Certification

Exhibit 32.2 Sarbanes-Oxley Act

PART I

FINANCIAL INFORMATION

Item #1:  Financial Statements.

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the entire fiscal year or any other period.

ACTIVE HEALTH FOODS, INC.
Condensed Balance Sheets

ASSETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
CURRENT ASSETS

Cash	$1,631	$138
Accounts receivable	462	39
Inventory	43,971	41,555

Total Current Assets	46,064	41,732

TOTAL ASSETS	$46,064	$41,732

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$13,244	$19,691
Related-party payables	142,915	200,816
Interest payable	8,425	6,807
Convertible debt, net	225,546	46,224
Derivative liability	585,526	109,996
Notes payable	-	9,500
Other Current Liabilities	1,000,000	-

Total Current Liabilities	1,975,656	393,034

TOTAL LIABILITIES	1,975,656	393,034

STOCKHOLDERS' DEFICIT

Preferred stock; 100,000,000 shares authorized,
at $0.001 par value, 25,000,000 and 25,000,000
shares issued and outstanding, respectively	-	-
Common stock; 15,000,000,000 shares authorized,
at $0.001 par value, 1,559,093,487 and 29,248,785
shares issued and outstanding, respectively	1,559,093	29,248
Additional paid-in capital	7,691,615	6,584,829
Stock subscription receivable	(14,500)	-
Deficit accumulated during the development stage	(11,165,800)	(6,965,379)

Total Stockholders' Deficit	(1,929,592)	(351,302)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$46,064	$41,732

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACTIVE HEALTH FOODS, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

REVENUES	$2,256	$11,717	$6,684	$25,157
COST OF SALES	3,133	9,722	6,702	20,744

GROSS PROFIT	(877)	1,995	(18)	4,413

OPERATING EXPENSES

General and administrative	1,891,720	401,512	3,386,425	454,696

Total Operating Expenses	1,891,720	401,512	3,386,425	454,696

LOSS FROM OPERATIONS	(1,892,597)	(399,517)	(3,386,443)	(450,283)

OTHER EXPENSE

Gain or loss on derivative	238,609	(210,313)	(409,848)	(402,357)
Loss on Settlement of Debt	(218,297)		(396,206)
Merger expense	-	(4,100)	-	(4,100)
Interest expense	(5,280)	(102,934)	(7,924)	(254,358)

Total Other Expense	15,032	(317,347)	(813,978)	(660,815)

LOSS BEFORE INCOME TAXES	(1,877,565)	(716,864)	(4,200,421)	(1,111,098)
PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(1,877,565)	$(716,864)	$(4,200,421)	$(1,111,098)

BASIC AND DILUTED LOSS
PER SHARE	$(0.00)	$(0.39)	$(0.01)	$(0.82)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	537,235,215	1,819,399	294,548,367	1,356,460

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACTIVE HEALTH FOODS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013

OPERATING ACTIVITIES

Net loss	$(4,200,421)	$(1,111,098)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	1,263,779	324,000
Debt issued for services	247,000
Amortization of discount on notes payable	256,401	246,681
Gain/loss on derivative liabilities	409,848	402,357
Gain/loss on debt extinguishment	396,206
Merger expense	-	4,100
Changes in operating assets and liabilities:
Inventory	(2,416)	1,200
Other current assets	-	(136)
Accounts receivable	(424)	(10,858)
Interest payable	1,617	7,676
Accounts payable and accrued expenses	1,299,804	-

Net Cash Used in Operating Activities	(328,606)	(136,078)

FINANCING ACTIVITIES

Proceeds from related-party payables	7,370	130,661
Payment of note payable	(8,000)	-
Proceeds from note payable	59,000
Proceeds from convertible debt	287,000	127,500
Sale of common stock	50,000	9,000
Common stock issued for merger	-	-
Repayment of related-party loans	(65,271)	(134,142)

Net Cash Provided by Financing Activities	330,099	133,019

NET INCREASE IN CASH	1,493	(3,059)

CASH AT BEGINNING OF PERIOD	138	4,459

CASH AT END OF PERIOD	$1,631	$1,400

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$9,891
Income taxes	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock for conversion of debt	$210,224	$238,232
Common stock for settlement of other liability	$366,206	$-
Non-cash subscription receivable	$14,500	$-
Write off of derivative liabilities due to debt conversion	$305,818	$460,859
Debt discount on convertible notes	$371,500	$271,606
Cancellation of preferred stock	$-	$50,000
Cancellation of common stock	$-	$18
Notes payable transferred to convertible notes	$50,000	$77,000
Adjustment to reflect reverse stock split	$-	$729,228

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACTIVE HEALTH FOODS, INC.

Notes to Unaudited Condensed Financial Statements

June 30, 2014 and December 31, 2013

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The unaudited interim financial statements included herein have been prepared by Active Health Foods, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year or for any other period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

As of June 30, 2014 and December 31, 2013, respectively, the Company had borrowed a net total of $142,915 and $200,816 from an officer and another related party of the Company to finance the ongoing operations of the Company.  These payables are non-interest bearing, unsecured, and are due on demand.

NOTE 4 – NOTES PAYABLE

On September 23, 2013 the company borrowed $8,000 in the form of a promissory note. The note is due on October 4, 2014 along with $6,000 dollars of interest.  On June 17, 2014 the note and accrued interest was assumed by AGS Capital pursuant to the settlement agreement disclosed in Note 8.

During the year ended December 31, 2013 the Company borrowed $1,500 in the form of a promissory note. The note bears no interest and is due on demand. On June 17, 2014 the note and accrued interest was assumed by AGS Capital pursuant to the settlement agreement disclosed in Note 8.

On March 4, 2014 the Company borrowed $25,000 in the form of a promissory note.  The note is due May 15, 2014 along with $15,000 of interest and 10,000,000 restricted shares of common stock.  In anticipation of repayment, the Company issued the stock on March 6, 2014.  An amount of $17,898 for the relative fair value of the stock was recorded as debt discount and is to be amortized over the life of the note.  On March 17, 2014 the Company borrowed another $20,000 in the form of a promissory note.  The note is due on May 15, 2014 along with $15,000 of interest and 5,000,000 restricted shares of common stock. An amount of $12,000 for the relative fair value of the stock was record as debt discount and is to be amortized over the life of the note. On May 27, 2014 the note principal and accrued interest on both notes were paid through the issuance of 120,000,000 shares of common stock. Upon conversion of the loans the shares were recorded at fair value at the date of conversion and the excess value of $290,511 was recorded as a loss on extinguishment of debt.

On April 1, 2014 the Company borrowed $50,000 from an unrelated third party entity. The note bears zero interest, and the principal was due June 2, 2014.

On May 2, 2014, $25,000 of the note principal was assigned to a third party, amended to include a beneficial conversion feature, and immediately converted into 13,000,000 shares of common stock at a fixed price of $0.00192.  On May 22, 2014, the remaining $25,000 of the note principal was assigned to a third party, amended to include a beneficial conversion feature, and immediately converted into 30,000,000 shares of common stock at a fixed price of $0.00083.  As of June 30, 2014 the note had a principal balance of $-0-.

During the period ended June 30, 2014 the Company borrowed $49,500 from an unrelated third party for legal services.  The note bears no interest and is due on demand.  On June 27, 2014 $49,500 of the note principal was assumed by AGS pursuant to the settlement agreement disclosed in Note 8, leaving a principal balance of $00 as of June 30, 2014.

As of June 30, 2014 and December 31, 2013, the notes payable balance totaled $0 and $9,500, respectively. The notes are due on demand.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $25,000 on the note date.  During the year ended December 31, 2013 $16,615 of the outstanding balance was converted into 1,562,833 shares of the Company’s common stock. During the six months ended June 30, 2014, the remaining $8,385 outstanding balance was converted into 2,345,524 shares of the Company’s common stock.  As of June 30, 2014 the Company had amortized $25,000 of the debt discount to interest expense, leaving $-0- in unamortized debt discount. The outstanding balance of the note as of June 30, 2014 totaled $-0-.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $32,500 on the date the note became convertible.  During the year ended December 31, 2013 $24,400 of the principal was converted into 3,696,970 shares of the Company’s common stock. During the six months ended June 30, 2014 the remaining $8,100 of the principal as well as $1,300 of accrued interest was converted into 1,740,741 shares of the Company’s common stock.  As of June 30, 2014 the Company had amortized $32,500 ($27,517 during the six months ended June 30, 2014)  of the debt discount to interest expense, leaving $-0- in unamortized debt discount. The outstanding balance of the note as of June 30, 2014 totaled $-0-.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $34,106 on the date the note became convertible.  During the six months ended June 30, 2014 the outstanding balance of the note and $1,500 in interest was converted into 9,132,150 shares of the Company’s common stock.  As of June 30, 2014 the Company had amortized $34,106 ($26,659 during the six months ended June 30, 2014) of the debt discount to interest expense, leaving $-0- in unamortized debt discount at June 30, 2014. The outstanding balance of the note as of June 30, 2014 totaled $-0-.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $25,000 on the date the note became convertible.  During the six months ended June 30, 2014 the outstanding balance of the note was fully converted into 7,772,557 shares of the Company’s common stock.  As of June 30, 2014 the Company had completely amortized $25,000 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at June 30, 2014. The outstanding balance of the note as of June 30, 2014 totaled $-0-.

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

During the six months ended June 30, 2014 $17,250 of the outstanding balance of the note was converted into 6,272,727 shares of the Company’s common stock.  The Company allowed a onetime conversion prior to the 180 days; therefore, the conversion was fair valued on the date of conversion. The excess expense was recorded as a loss on extinguishment in the amount of $105,695.

NOTE 5 – CONVERTIBLE NOTES PAYABLE (Continued)

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $25,000 on the date the note became convertible.  During the six months ended June 30, 2014 $5,500 of the outstanding balance of the note was converted into 24,326,926 shares of the Company’s common stock. As of June 30, 2014 the Company has amortized $23,326 of the debt discount to interest expense, leaving $1,674 in unamortized debt discount at June 30, 2014. As of June 30, 2014 the outstanding balance of the note totaled $19,500.

$147,500 Convertible Note – On January 1, 2014 the Company borrowed $147,500 from an unrelated third party entity in the form of a convertible note. The note matures one year after date of issue. The note bears no interest and is convertible into shares of the Company’s common stock when it reaches maturity. The note bears interest at a rate of 8.0 percent per annum, with principal and interest due in full on January 1, 2015.

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

During the period ended June 30, 2014 the note principal and accrued interest were assigned to three unrelated third parties.  The first party assumed $65,000 of the note principal the second party assumed $32,500 of the principal and $5,043 of accrued interest and the third party assumed $50,000 of the principle. During the six months ended June 30, 2014, $1,000 of the $50,000 loan balance was converted into 25,000,000 shares of the Company’s common stock.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $147,500 on the date the note became convertible.  As of June 30, 2014 the Company has amortized $11,315 of the debt discount to interest expense, leaving $136,185 in unamortized debt discount at June 30, 2014. As of June 30, 2014 the outstanding balance of the notes totaled $151,543.

$32,500 Convertible Note - On April 10, 2014 the Company borrowed $32,500 from an unrelated third party entity in the form of a convertible note, $2,500 of which was paid for legal fees. The note bears interest at a rate of 8.0 percent per annum, with principal and interest due January 14, 2015.

NOTE 5 – CONVERTIBLE NOTES PAYABLE (Continued)

The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company's common stock at a price of 58 percent of the current market price.  The current market price is defined as the average of the three lowest closing bid prices for the Common Stock during the ten day period ending on the latest complete trading day prior to the conversion date.

$17,800 Convertible Note - On May 2, 2014 the Company borrowed $17,800 from an unrelated third party entity in the form of a convertible note, $15,000 of which was received in cash, and $2,800 of which was paid for legal fees. The note bears interest at a rate of 8.0 percent per annum, with principal and interest due October 30, 2015.

The principal balance of the note along with accrued interest is convertible at the option of the note holder, into the Company's common stock at a price of 50 percent of the current market price.  The current market price is defined as the lowest closing bid price for the Common Stock during the fifteen day period ending on the latest complete trading day prior to the conversion date.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $17,800 on the date the note became convertible.   As of June 30, 2014 the Company had amortized $9,172 of the debt discount to interest expense, leaving $8,628 in unamortized debt discount. The outstanding balance of the note as of June 30, 2014 totaled $17,800.

$32,500 Convertible Note - On May 28, 2014 the Company borrowed $32,500 from an unrelated third party entity in the form of a convertible note, $30,000 of which was received in cash, and $2,500 of which was paid for legal fees. The note bears interest at a rate of 8.0 percent per annum, with principal and interest due March 2, 2015.

The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company's common stock at a price of 58 percent of the current market price.  The current market price is defined as the average of the three lowest closing bid prices for the Common Stock during the ten day period ending on the latest complete trading day prior to the conversion date.

$25,000 Convertible Note - On June 2, 2014 the Company borrowed $25,000 from an unrelated third party entity in the form of a convertible note, $20,000 of which was received in cash, $2,500 of which was paid for legal fees, and $2,500 of which was paid for miscellaneous expenses. The note bears interest at a rate of 8.0 percent per annum, with principal and interest due June 2, 2015.

The principal balance of the note along with accrued interest is convertible at the option of the note holder, into the Company's common stock at a price of 50 percent of the current market price.  The current market price is defined as the lowest closing bid price for the Common Stock during the twenty day period ending on the latest complete trading day prior to the conversion date.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $25,000 on the date the note became convertible.   As of June 30, 2014 the Company had amortized $1,918 of the debt discount to interest expense, leaving $23,082 in unamortized debt discount. The outstanding balance of the note as of June 30, 2014 totaled $25,000.

NOTE 5 – CONVERTIBLE NOTES PAYABLE (Continued)

$27,000 Convertible Note - On June 2, 2014 the Company borrowed $27,000 from an unrelated third party entity in the form of a convertible note, $22,500 of which was received in cash, $2,000 of which was paid for legal fees, and $2,500 of which was paid for miscellaneous expenses. The note bears interest at a rate of 8.0 percent per annum, with principal and interest due June 2, 2015.

The principal balance of the note along with accrued interest is convertible at the option of the note holder, into the Company's common stock at a price of 50 percent of the current market price.  The current market price is defined as the lowest closing bid price for the Common Stock during the twenty day period ending on the latest complete trading day prior to the conversion date.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $27,000 on the date the note became convertible.   As of June 30, 2014 the Company had amortized $2,071 of the debt discount to interest expense, leaving $24,929 in unamortized debt discount. The outstanding balance of the note as of June 30, 2014 totaled $27,000.

$25,000 Convertible Note - On June 6, 2014 the Company borrowed $25,000 from an unrelated third party entity in the form of a convertible note, $20,500 of which was received in cash, $2,000 of which was paid for legal fees, and $2,500 of which was paid for miscellaneous expenses. The note bears interest at a rate of 8.0 percent per annum, with principal and interest due June 6, 2015.

The principal balance of the note along with accrued interest is convertible at the option of the note holder, into the Company's common stock at a price of 50 percent of the current market price.  The current market price is defined as the lowest closing bid price for the Common Stock during the twenty day period ending on the latest complete trading day prior to the conversion date.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $25,000 on the date the note became convertible.   As of June 30, 2014 the Company had amortized $1,644 of the debt discount to interest expense, leaving $23,356 in unamortized debt discount. The outstanding balance of the note as of June 30, 2014 totaled $25,000.

$53,000 Convertible Note - On June 13, 2014 the Company borrowed $53,000 from an unrelated third party entity in the form of a convertible note, $50,000 of which was received in cash, and $3,000 of which was paid for legal fees. The note bears interest at a rate of 8.0 percent per annum, with principal and interest due March 17, 2015.

The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company's common stock at a price of 58 percent of the current market price.  The current market price is defined as the average of the three lowest closing bid prices for the Common Stock during the ten day period ending on the latest complete trading day prior to the conversion date.

$25,000 Convertible Note - On June 18, 2014 the Company borrowed $25,000 from an unrelated third party entity in the form of a convertible note, $21,000 of which was received in cash, $1,500 of which was paid for legal fees, and $2,500 of which was paid for miscellaneous expenses. The note bears interest at a rate of 8.0 percent per annum, with principal and interest due June 18, 2015.

NOTE 5 – CONVERTIBLE NOTES PAYABLE (Continued)

The principal balance of the note along with accrued interest is convertible at the option of the note holder, into the Company's common stock at a price of 50 percent of the current market price.  The current market price is defined as the lowest closing bid price for the Common Stock during the twenty day period ending on the latest complete trading day prior to the conversion date.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $25,000 on the date the note became convertible.   As of June 30, 2014 the Company had amortized $822 of the debt discount to interest expense, leaving $24,178 in unamortized debt discount. The outstanding balance of the note as of June 30, 2014 totaled $25,000.

$75,000 Convertible Note - On June 18, 2014 the Company borrowed $50,000 from an unrelated third party entity in the form of a convertible note. The note bears zero interest, with principal and interest due June 18, 2015.  The face value of the note is $75,000 and can be prepaid for that amount at any time prior to September 25, 2014.  After this date, the holder may refuse any further payments and choose to convert the note when it matures on December 25, 2014.

The principal balance of the note is convertible after the maturity date at the option of the note holder, into the Company's common stock at a price of 50 percent of the current market price.  The current market price is defined as the lowest closing bid price for the Common Stock during the twenty day period ending on the latest complete trading day prior to the conversion date.

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

NOTE 6 – FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITY (Continued)

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2014.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liabilities, June 30, 2014	$--	$--	$585,526	$585,526

NOTE 6 – FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITY (Continued)

The following table summarizes the changes in the derivative liabilities during the six months ended June 30, 2014:

Ending balance as of December 31, 2013	$109,996
Reclassification of derivative liabilities to additional paid-in capital due to conversion of notes payable	(305,818)
Additions due to new convertible debt and warrants issued	371,500
Change in fair value	409,848
Ending balance as of June 30, 2014	$585,526

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

NOTE 7 – EQUITY TRANSACTIONS

During the six months ended June 30, 2014, the Company issued 517,188,630 shares of common stock as compensation for services rendered by related parties.  The services had a fair market value of $1,263,779.

During the six months ended June 30, 2014 the Company issued 717,656,072 shares of common stock for conversion of debt of $593,941.

During the six months ended June 30, 2014 the Company issued 280,000,000 shares of common stock for $64,500, $50,000 of which was received in cash, and $14,500 of which was recorded as stock subscription receivable.

On March 6, 2014 the Company issued 15,000,000 shares of common stock in connection with the issuance of $75,000 in loans due on May 15, 2014.  The shares had a fair market value of $29,898.

NOTE 8 – SIGNIFICANT EVENTS

On March 26, 2014, the Circuit Court in the Second Judicial District for Leon County, Florida entered an order approving the Settlement Agreement and Stipulation, and Request for Fairness Hearing of the parties (the "Stipulation") in the matter of AGS Capital Group, LLC ("AGS") v. Active Health Foods, Inc. (the "Company"). Under the terms of the Stipulation, the Company agreed to issue to AGS, as settlement of certain liabilities owed by the Company in the aggregate amount of $1,429,705.70 (the "Claim Amount") and shares of common stock (the "Settlement Shares").  AGS had purchased the liabilities from the Company’s creditors (both affiliated and non-affiliated) with a face amount of $1,429,705.70. The total amount of liabilities, at March 31, 2014, is $1,429,705.70.  The liabilities relate to various legal, accounting, marketing, and other professional contracts for which services had been provided to the Company as of June 30, 2014.

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

In connection with the issuance of the Settlement Shares, the Company may rely on the exemption from registration provided by Section 3(a)(10) under the Securities Act.  During the period ended June 30, 2014 the Company issued an aggregate 478,065,444 shares of common stock in partial settlement of the outstanding debt.  The shares of stock issued had a market value of $366,206.  As of June 30, 2014, the remaining balance of the legal liability is $1,000,000.

On August 28, 2014 the Company amended the settlement agreement with AGS Capital.  Pursuant to the new agreement, both parties agree that all outstanding debts and claims have been fully paid under the Settlement Agreement described in Note 8, and that the Company will allow for AGS to make a net profit equal to $614,000 starting from the date of September 3, 2014 via the sale of free trading stock which shall be reserved for AGS.  If the Company fails to take steps to ensure that AGS is allowed to make the net profit mentioned in this section, the Company shall be subject to a fee of $5,000 per day until it reserves a sufficient amount of free trading stock.  The Company agrees to deliver the stock in tranches to ensure they do not beneficially own more than 4.99% of all outstanding common stock.  AGS will agree to provide trade confirmations to the Company to evidence their net profit pursuant to this agreement.

NOTE 9 – SUBSEQUENT EVENTS

On July 1, 2014 the Company issued 25,000,000 shares of common stock to convert $1,000 at a price of $0.00004 per share of the outstanding principal of the $25,000 convertible note issued on June 2, 2014.

On July 1, 2014 the Company issued an aggregate of 5,878,710,676 shares of common stock to six separate parties as payment for services.

On July 18, 2014, Gregory Manos resigned from his position with Active Health Foods, Inc. as its Director, President, Secretary, Treasurer, and Board Member.  Mr. Manos’ decision to resign from his position was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

Item #2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

No formal study has been commissioned or initiated to analyze the competition that the Company will or may face. The Company’s internal management competitor analysis reveals that the health food industry is a competitive business with competition coming from small locally owned companies, major big box stores labeling generic brands with their signature label, to the more popular selling organic bars such as “Cliff” and “Luna”. None of these produce and sell 100% organic and 100% natural food bars like Active XTM energy bars and as such they lack the nutritional value of an Active XTM energy bar. All competitors’ bars are dry, bland and contain fillers and paste, resulting in more of a rice crispy type bar than a 100% organic and 100% natural moist and flavorful bar such as Active XTM.

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

Employees

The Company does not presently have any full or part-time employees. The sole officer and director of the Company are providing time and services as necessary for the development of the Company.

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

Recent Developments

None

Results of Operations

Six Months Ended June 30, 2014

Revenues for the six months ended June 30, 2014 were $6,684, compared to $25,157 for the six months ended June 30, 2013.  The lack of revenues in 2014 can be attributed to our change in operational structure.

Gross profit was $(18) for the six months ended June 30, 2014, compared to $4,413 for the six months ended June 30, 2013.

Operating expenses were $3,386,425 for the six months ended June 30, 2014, as compared to $454,696 for the six months ended June 30, 2013.  The significant increase in operating expenses incurred during the current period relates primarily to a court order approving a Settlement Agreement whereby the Company agreed to issue a third-party entity 1,011,718,715 shares of common stock as consideration for the third-party purchasing Company debts totaling $1,429,706 ($1,156,576 of which were debts incurred during the six months ended June 30, 2014, and related to various consulting, legal, accounting, and professional contracts under which services had been performed in full as of June 30, 2014).

The Company has a net loss for the six month period ended June 30, 2014 of $4,200,421 as compared to $1,111,098 for the six month period ended June 30, 2013.

Liquidity and Capital Resources

Liquidity

For the six months ended June 30, 2014, we experienced a net loss of approximately $4,200,421 compared to $1,111,098 for the six months ended June 30, 2013.  On June 30, 2014, we had approximately $1,631 in cash compared to approximately $138 in cash at December 31, 2013.  Accounts receivable, net of allowances for doubtful accounts, totaled $462 at June 30, 2014 compared to $39 at December 31, 2013.

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

Cash Flow

For the six months ended June 30, 2014, we had negative cash flow from operations of $328,606.  For the six months ended June 30, 2013, we had negative cash flow from operations of approximately $136,078. This negative cash flow is primarily due to the start-up nature of our business, the general economic downturn and our lack of operating capital.

There were no investment activities for either of the six month periods ending June 30, 2014 or June 30, 2013.

For the six months ended June 30, 2014, we had positive cash flow from financing activities of $330,099.  For the six months ended June 30, 2013, we had positive cash flow from financing activities of $133,019.  This positive cash flow is primarily due to the issuance of notes payable and convertible debt.

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

Item #3: Quantitative and Qualitative Disclosures about Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item #4: Controls and Procedures

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

PART II

OTHER INFORMATION

Item #1: Legal Proceedings

On March 26, 2014, the Circuit Court in the Second Judicial District for Leon County, Florida entered an order approving the Settlement Agreement and Stipulation, and Request for Fairness Hearing of the parties (the "Stipulation") in the matter of AGS Capital Group, LLC ("AGS") v. Active Health Foods, Inc. (the "Company"). Under the terms of the Stipulation, the Company agreed to issue to AGS, as settlement of certain liabilities owed by the Company in the aggregate amount of $1,429,705.70 (the "Claim Amount") and shares of common stock (the "Settlement Shares").  AGS had purchased the liabilities from the Company’s creditors (both affiliated and non-affiliated) with a face amount of $1,429,705.70. The total amount of liabilities, at June 30, 2014, is $1,000,000

Pursuant to the Stipulation entered into by the parties, the Company agreed to issue to ASC, in one or more tranches as necessary, that number of shares of common stock sufficient to generate net proceeds equal to the Claim Amount, as defined in the Stipulation.  The parties reasonably estimated that, should the Company issue Settlement Shares sufficient to satisfy the entire Claim Amount, the fair market value of such Settlement Shares and all other amounts to be received by AGS would equal approximately $3,200,000.  Notwithstanding anything to the contrary in the Stipulation, the number of shares beneficially owned by AGS shall not exceed 4.99% of the Company's outstanding common stock at any one time.

In connection with the issuance of the Settlement Shares, the Company may rely on the exemption from registration provided by Section 3(a) (10) under the Securities Act.   To date, the Company has issued 478,065,444 Settlement Shares to AGS, which settled approximately $429,705 in outstanding debt.  As such, the aggregate total Claim Amount of $1,000,000 remains outstanding and payable to AGS.   Based upon the reported closing trading price of the Company’s common stock on June 30, 2014 of $0.001 per share, if all $1,000,000 worth of liabilities were satisfied pursuant to the Stipulation through the issuance of common stock, the Company would issue a maximum of 1,000,000,000 shares.

On August 28, 2014 the Company amended the settlement agreement with AGS Capital.  Pursuant to the new agreement, both parties agree that all outstanding debts and claims have been fully paid under the Settlement Agreement described in Note 8, and that the Company will allow for AGS to make a net profit equal to $614,000 starting from the date of September 3, 2014 via the sale of free trading stock which shall be reserved for AGS.  If the Company fails to take steps to ensure that AGS is allowed to make the net profit mentioned in this section, the Company shall be subject to a fee of $5,000 per day until it reserves a sufficient amount of free trading stock.  The Company agrees to deliver the stock in tranches to ensure they do not beneficially own more than 4.99% of all outstanding common stock.  AGS will agree to provide trade confirmations to the Company to evidence their net profit pursuant to this agreement.

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

Item #1A: Risk Factors

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

Item #2: Unregistered Sale of Equity Securities and Use of Proceeds

The Company has not engaged in the sale of any unregistered securities.

Item #3: Defaults upon Senior Securities

There were no defaults upon senior securities of during this reporting period.

Item #4: Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of the security holders.

Item #5: Other Information

None

Item #6: Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ACTIVE HEALTH FOODS, INC.

Dated: September 18, 2014	By:	/s/ E. Robert Gates
E. Robert Gates
Chief Executive Officer