Form 10-Q
period 2014-09-30
Active Health Foods, Inc.
filed 2014-11-19
CIK 1477472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

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

Yes ☒	No ☐

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

As of November 18, 2014, there were 4,909,571,233 shares of common stock, par value $0.001 per share, outstanding and 1,000 shares of Series A Convertible preferred stock, par value $0.001 per share, outstanding.

CERTIFICATIONS

Exhibit 31.1 Management Certification

Exhibit 32.2 Sarbanes-Oxley Act

i

PART I

FINANCIAL INFORMATION

Item 1:  Financial Statements.

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

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the entire fiscal year or any other period.

ACTIVE HEALTH FOODS, INC.
CONDENSED BALANCE SHEETS

	September 30, 2014 (Unaudited)	December 31, 2013 (Audited)
Assets
Current Assets
Cash	$ 214	$ 138
Accounts receivable	21,889	39
Inventory	75,641	41,555
Total Assets	$ 97,744	$ 41,732
Liabilities & Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	166,361	19,691
Related party payables	101,924	200,816
Interest payable	12,810	6,807
Convertible debt, net	299,771	46,224
Derivative liability	589,721	109,996
Note Payable	25,273	9,500
Other current liabilities	602,368	-
Total Liabilities	1,798,228	393,034

Stockholder's Deficit
Common Stock, $0.001 par value, 30,000,000,000 shares authorized
1,559,093,487 and 29,248,785 shares issued and outstanding	4,881,571	29,248
Preferred Stock, $0.001 par value, 1,000,000 shares authorized
100,000,000 and 25,000,000 shares issued and outstanding	1	-
Additional paid in capital	4,663,667	6,584,829
Deficit accumulated during the development stage	(11,245,723)	(6,965,379)
Total Deficit	(1,700,484)	(351,302)
Total Liabilities and Stockholders' Deficit	$ 97,744	$ 41,732

ACTIVE HEALTH FOODS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$ 22,589	$ 13,454	$ 29,273	$ 38,611
Cost of Sales	28,463	8,007	35,165	28,751
Gross Profit	(5,874)	5,447	(5,892)	9,860
Operating Expenses:
General and administrative	340,093	134,642	3,726,518	589,338
Total Expenses	340,093	134,642	3,726,518	589,338
Loss before other income (expense)	(345,967)	(129,195)	(3,732,410)	(579,478)
Other income (expense)
Loss on settlement of debt	316,376	-	(79,830)	-
Gain or loss on derivative	(4,195)	43,844	(414,043)	(358,513)
Merger expense	-	-
Interest expense	(46,137)	(39,147)	(54,061)	(293,505)
Loss before income taxes	(79,923)	(124,498)	(4,280,344)	(1,231,496)
Income tax expense	-	-	-	-
Net Loss	$ (79,923)	$ (124,498)	$ (4,280,344)	$ (1,231,496)
Net loss per share - basic and diluted	$ (0.00)	$ (0.03)	$ (0.01)	$ (0.52)
Weighted average number of shares outstanding during the period - basic and diluted	2,033,373,537	4,302,213	685,239,434	2,349,168

ACTIVE HEALTH FOODS, INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
OPERATING ACTIVITIES:
Net Income (loss)	$ (4,280,344)	$ (1,231,496)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	1,577,654	430,860
Amortization of discounts on notes payable	256,401	279,153
Gain/loss on derivative liabilities	414,043	358,513
Loss on settlement of debt	79,830	-
Inventory	(34,086)	1,527
Accounts receivable	(21,850)	(492)
Interest payable	6,003	11,141
Accounts payable and accrued liabilities	1,488,371	-
Net Cash Used in Operating Activities	(513,978)	(150,794)
FINANCING ACTIVITIES:
Repayment of notes payable	-	-
Proceeds from related-party payables	98,892	130,661
Proceeds from convertible debt	379,434	152,500
Proceeds from notes payable	51,000	8,000
Sale of common stock	50,000	9,000
Repayment of related-party loans	(65,271)	(153,721)
Net Cash Provided by Financing Activities	514,055	146,440
Net Increase (decrease) in Cash	77	(4,354)
Cash, beginning of period	138	4,459
Cash, end of period	$ 215	$ 105
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year/period for:
Income Taxes	$ -	$ -
Interest	$ -	$ 9,891
SUPPLEMENTARY CASH FLOW INFORMATION
Common stock for conversion of debt	$ 270,185	$ 243,832
Common stock for settlement of other liability	$ 366,206	$ -
Non-cash subscription receivable	$ 14,500	$ -
Write off of derivative liabilities due to debt conversion	$ -	$ 485,555
Debt discount on convertible notes	$ 371,500	$ 336,606
Cancellation of preferred stock	$ -	$ 50,000
Cancellation of common stock	$ -	$ 18
Notes payable transferred to convertible notes	$ 50,000	$ 77,000

ACTIVE HEALTH FOODS, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2014 and, 2013

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The unaudited interim financial statements included herein have been prepared by Active Health Foods, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  We suggest that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year or for any other period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital sufficient to meet its minimal operating expenses, seeking equity and/or debt financing and expanding into new business operations. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations through acquisitions. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

As of September 30, 2014 and December 31, 2013, respectively, the Company had borrowed a net total of $142,915 and $200,816 from a related party of the Company to finance the ongoing operations of the Company.  These amounts are non-interest bearing, unsecured, and are due on demand.

ACTIVE HEALTH FOODS, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2014 and, 2013

NOTE 4 – NOTES PAYABLE

$25,000 Convertible Note - On December 3, 2013 the Company borrowed $25,000 from an unrelated third party entity in the form of a convertible note, $2,500 of which was for professional fees. The note bears interest at a rate of 6.0 percent per annum, with principal and interest due December 3, 2014.

The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company's common stock at a price of 65 percent below the current market price.  The current market price is defined as the lowest closing bid price for the Common Stock during the five day period on the latest complete trading day prior to the conversion date.

During the nine months ended September 30, 2014, $17,250 of the outstanding balance of the note was converted into 6,272,727 shares of the Company’s common stock.  The Company allowed a onetime conversion prior to the 180 days; therefore, the conversion was fair valued on the date of conversion. The excess expense was recorded as a loss on extinguishment in the amount of $105,695 in a prior quarter.

The principal balance due on the note at September 30, 2014 was $7,750.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $25,000 on the date the note became convertible.  During the nine months ended September 30, 2014 $5,000 of the outstanding balance of the note was converted into 24,326,926 shares of the Company’s common stock. As of September 30, 2014 the Company has amortized $23,326 of the debt discount to interest expense, leaving $1,674 in unamortized debt discount at September 30, 2014. As of September 30, 2014 the outstanding balance of the note totaled $20,000.

$147,500 Convertible Note – On April 1, 2014 the Company entered into a Letter of Engagement with Anubis Capital Partners under which Anubis agreed to provide business consulting services to the Company, including equity and debt financing advice and consulting, for compensation equal to $12,500 per month plus a one time payment of $147,400, payable in the form of a convertible promissory note. $147,500.  The note matures one year after date of issue on April 1, 2014. The note bears interest at a rate of 10 percent per annum, with principal and interest due in full on April 1, 2015.

The principal balance of the note along with accrued interest is convertible beginning from the issuance date, at the option of the note holder, into the Company's common stock at a price of 50 percent of the lowest closing bid price for the Company common stock for the prior 20 consecutive trading days.

ACTIVE HEALTH FOODS, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2014 and, 2013

NOTE 4 – NOTES PAYABLE (continued)

During the period ended September 30, 2014 the note principal and accrued interest were assigned to three unrelated third parties.  The first party assumed $65,000 of the note principal the second party assumed $32,500 of the principal and $5,043 of accrued interest and the third party assumed $50,000 of the principle. During the nine months ended September 30, 2014, $52,000 of the total loan balance was converted into shares of the Company’s common stock.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $147,500 on the date the note became convertible.  As of September 30, 2014 the Company has amortized $11,315 of the debt discount to interest expense, leaving $136,185 in unamortized debt discount at September 30, 2014. As of September 30, 2014 the outstanding balance of the notes totaled $95,500.

$32,500 Convertible Note - On April 10, 2014 the Company borrowed $32,500 from an unrelated third party entity in the form of a convertible note, $2,500 of which was paid for legal fees. The note bears interest at a rate of 8.0 percent per annum, with principal and interest due January 14, 2015.

The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company's common stock at a price of 58 percent of the current market price.  The current market price is defined as the average of the three lowest closing bid prices for the Common Stock during the ten day period ending on the latest complete trading day prior to the conversion date.  As of September 30, 2014 the outstanding balance of the notes totaled $32,500.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $17,800 on the date the note became convertible.   As of September 30, 2014 the Company had amortized $9,172 of the debt discount to interest expense, leaving $8,628 in unamortized debt discount. The outstanding balance of the note as of September 30, 2014 totaled $17,800.

$32,500 Convertible Note - On May 28, 2014 the Company borrowed $32,500 from an unrelated third party entity in the form of a convertible note, $30,000 of which was received in cash, and $2,500 of which was paid for legal fees. The note bears interest at a rate of 8.0 percent per annum, with principal and interest due March 2, 2015.

ACTIVE HEALTH FOODS, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2014 and, 2013

NOTE 4 – NOTES PAYABLE (continued)

The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company's common stock at a price of 58 percent of the current market price.  The current market price is defined as the average of the three lowest closing bid prices for the

Common Stock during the ten day period ending on the latest complete trading day prior to the conversion date.  As of September 30, 2014 the outstanding balance of the notes totaled $32,500.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $25,000 on the date the note became convertible.   As of September 30, 2014 the Company had amortized $1,918 of the debt discount to interest expense, leaving $23,082 in unamortized debt discount. The outstanding balance of the note as of September 30, 2014 totaled $25,000.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $27,000 on the date the note became convertible.   As of September 30, 2014 the Company had amortized $2,071 of the debt discount to interest expense, leaving $24,929 in unamortized debt discount. The outstanding balance of the note as of September 30, 2014 totaled $27,000.

$25,000 Convertible Note - On June 6, 2014 the Company borrowed $25,000 from an unrelated third party entity in the form of a convertible note, $20,500 of which was received in cash, $2,000 of which was paid for legal fees, and $2,500 of which was paid for miscellaneous expenses. The note bears interest at a rate of 8.0 percent per annum, with principal and interest due June 6, 2015.

ACTIVE HEALTH FOODS, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2014 and, 2013

NOTE 4 – NOTES PAYABLE (continued)

The principal balance of the note along with accrued interest is convertible at the option of the note holder, into the Company's common stock at a price of 50 percent of the current market price.  The current market price is defined as the lowest closing bid price for the Common Stock during the twenty day period ending on the latest complete trading day prior to the conversion date.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $25,000 on the date the note became convertible.   As of September 30, 2014 the Company had amortized $1,644 of the debt discount to interest expense, leaving $23,356 in unamortized debt discount. The outstanding balance of the note as of September 30, 2014 totaled $25,000.

$53,000 Convertible Note - On June 13, 2014 the Company borrowed $53,000 from an unrelated third party entity in the form of a convertible note, $50,000 of which was received in cash, and $3,000 of which was paid for legal fees. The note bears interest at a rate of 8.0 percent per annum, with principal and interest due March 17, 2015.

The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company's common stock at a price of 58 percent of the current market price.  The current market price is defined as the average of the three lowest closing bid prices for the Common Stock during the ten day period ending on the latest complete trading day prior to the conversion date.  As of September 30, 2014 the outstanding balance of the notes totaled $53,000.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $25,000 on the date the note became convertible.   As of September 30, 2014 the Company had amortized $822 of the debt discount to interest expense, leaving $24,178 in unamortized debt discount. The outstanding balance of the note as of September 30, 2014 totaled $25,000.

$75,000 Convertible Note - On June 18, 2014, the Company borrowed $50,000 from an unrelated third party entity in the form of a convertible note with an original principal amount due of $75,000, reflecting an original issue discount of $25,000. The note bears zero interest, with principal due June 18, 2015.  The face value of the note is $75,000 and can be prepaid for that amount at any time prior to September 25, 2014.  After this date, the holder may refuse any further payments and choose to convert the note when it matures on December 25, 2014.

ACTIVE HEALTH FOODS, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2014 and, 2013

NOTE 4 – NOTES PAYABLE (continued)

The principal balance of the note is convertible after the maturity date at the option of the note holder, into the Company's common stock at a price of 50 percent of the current market price.  The current market price is defined as the lowest closing bid price for the Common Stock during the twenty day period ending on the latest complete trading day prior to the conversion date.

$92,434 Convertible Note - On July 1, 2014, the Company issued a convertible note with an original principal amount due of $92,434, to convert an outstanding account payable balance due to a third party.. The note bears interest at 8 percent per annum,, with principal and interest due June 30, 2015.  The face value of the note is $75,000 and can be prepaid for that amount at any time prior to September 25,

2014.  After this date, the holder may refuse any further payments and choose to convert the note when it matures on December 25, 2014.

The principal balance of the note along with accrued interest is convertible at the option of the note holder, into the Company's common stock at a price of 50 percent of the current market price at any time commencing 180 days after the date of issue. .  The current market price is defined as the lowest closing bid price for the Common Stock during the ten day period ending on the latest complete trading day prior to the conversion date.

NOTE 5 – FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITY

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

ACTIVE HEALTH FOODS, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2014 and, 2013

NOTE 5 – FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITY (continued)

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2014.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liabilities, September 30, 2014	$--	$--	$589,721	$589,721

The following table summarizes the changes in the derivative liabilities during the nine months ended September 30, 2014:

ACTIVE HEALTH FOODS, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2014 and, 2013

Ending balance as of December 31, 2013	$109,996
Reclassification of derivative liabilities to additional paid-in capital due to conversion of notes payable	(305,818)
Additions due to new convertible debt and warrants issued	371,500
Change in fair value	414,043
Ending balance as of September 30, 2014	$589,721

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent re-measurements.  Included in the model are the following assumptions: stock price at valuation date of $0.006 - $0.027, exercise price of $0.006 - $0.027, dividend yield of zero, years to maturity of 0.15 – 0.98, risk free rate of 0.01 – 0.13 percent, and annualized volatility of 604 – 613 percent.

NOTE 6 – EQUITY TRANSACTIONS

During the three months ended September 30, 2014, the Company issued 668,745,056 shares of common stock as compensation for services rendered.

During the three months ended September 30, 2014 the Company issued 1,199,215,388 shares of common stock for conversion of debt.

During the three months ended September 30, 2014 the Company issued 1,624,926,385 shares of common stock in partial satisfaction of the settlement agreement, as amended, with AGS Capital.

In September, 2014, the Company issued 1,000 shares of Series A Convertible Preferred stock in exchange for cancellation of $86,450 in accrued accounts payable. The Series A Convertible Preferred stock carries no preference as to dividends or liquidation distributions, carries a total vote as a class equal to 51 percent of the total vote of all classes of stock entitled to vote, and is redeemable after 3 years from the date of issue at $1.00 per share with the approval of a majority of the Series A shareholders.

As a result of these issuances, the Company had 4,881,571,233 common shares and 1,000 Series A Preferred shares outstanding at September 30, 2014.

ACTIVE HEALTH FOODS, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2014 and, 2013

NOTE 7 – SIGNIFICANT EVENTS

On March 26, 2014, the Circuit Court in the Second Judicial District for Leon County, Florida entered an order approving a Settlement Agreement and Stipulation, and Request for Fairness Hearing of the parties (the "Stipulation") in the matter of AGS Capital Group, LLC ("AGS") v. Active Health Foods, Inc. (the "Company"). Under the terms of the Stipulation, the Company agreed to issue to AGS, as settlement of certain liabilities owed by the Company in the aggregate amount of $1,429,705.70 (the "Claim Amount") and shares of common stock (the "Settlement Shares").  AGS had purchased the liabilities from the Company’s creditors (both affiliated and non-affiliated) with a face amount of $1,429,705.70 at March 31, 2014.  The liabilities related to various legal, accounting, marketing, and other professional contracts for which services had been provided to the Company as of September 30, 2014.

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

On August 28, 2014 the Company amended the settlement agreement with the agreement of AGS Capital.  Pursuant to the amended agreement, both parties agree that all outstanding debts and claims have been fully paid under the Settlement Agreement, and that the Company will allow AGS to make a net profit equal to $614,000 starting from the date of September 3, 2014 via the sale of free trading stock which is to be reserved for AGS.  Accordingly, the liability to AGS reflected on the financial records of the Company has been reduced to $614,000 as of that date and the reduction in liability in the amount of $316,376 is reported as a gain from disposition of debt . A total of 5,000,000,000 common shares have been reserved for future issuance under this Agreement.

During the quarter ended September 30, 2014 the Company issued an aggregate 1,624,926,385 shares of common stock in partial settlement of the outstanding debt, of which 232,455,772 shares were issued after September 3, 2014.  The shares of stock issued after September 3. 2014  had a conversion value of $11,623.  As of September 30, 2014, the remaining balance of the legal liability is $602,377

On July 18, 2014, Gregory Manos resigned from his position with Active Health Foods, Inc. as its Director, President, Secretary, Treasurer, and Board Member.  Mr. Manos’ decision to resign from his position was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

NOTE 8 – SUBSEQUENT EVENTS

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

Overview

Active Health Foods, Inc. (“AHF” or the “Company”), was incorporated in the State of California on January 9, 2008. Our principal business objective from inception has been providing competitively priced, premium quality, organic energy bars. We developed the brand name “Active X™” for our energy bars. The term “Active X™” was trademarked on May 6, 2008.  Our energy bars are made from a proprietary formula which uses natural and organic ingredients. Active X™ energy bars come in four flavors:

9

►Almond Chocolate Delight

►Peanut Butter Chocolate Joy

►Cashew Berry Dream

►Coconut Cocoa Passion

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

No formal study has been commissioned or initiated to analyze the competition that the Company will or may face. The Company’s internal management competitor analysis reveals that the health food industry is a competitive business with competition coming from small locally owned companies, major big box stores labeling generic brands with their signature label, to the more popular selling organic bars such as “Cliff” and “Luna”. None of these produce and sell 100% organic and 100% natural food bars like Active X™ energy bars and it is beleived they lack the nutritional value of an Active X™ energy bar. All competitors’ bars are dry, bland and contain fillers and paste, resulting in more of a rice crispy type bar than a 100% organic and 100% natural moist and flavorful bar such as Active X™.

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

Due to the competitive nature of the organic health food market generally and out limited success to date, we began exploring acquisition opportunities to acquire other operating businesses, and have agreed in principal to a merger with an operating company in the health and wellness market.  Details of the proposed merger and the operating results of the proposed merger partner will be reported as soon as a merger agreement has been negostiated and signed.

Employees

The Company does not presently have any full or part-time employees. The sole officer and director of the Company is providing time and services as necessary for the development of the Company.  The former CEO and founder continues to provide services on a consulting basis.

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

Recent Developments

None

Results of Operations

Three Months Ended September 30, 2014

Revenues for the three months ended September 30, 2014 were $22,589, compared to $13,454 for the three months ended September 30, 2013.  Gross profit was $(5,874) for the three months ended September 30, 2014, compared to $5,447 for the three months ended September 30, 2013.

Operating expenses were $340,093 for the nine months ended September 30, 2014, as compared to $134,642 for the three months ended September 30, 2013.

The Company has a net loss for the three month period ended September 30, 2014 of $79,923 as compared to $124,498 for the three month period ended September 30, 2013.

Nine Months Ended September 30, 2014

Revenues for the nine months ended September 30, 2014 were $29,273, compared to $38,611 for the nine months ended September 30, 2013.  Gross profit was $(5,892) for the nine months ended September 30, 2014, compared to $9,860 for the nine months ended September 30, 2013.

Operating expenses were $3,726,518 for the nine months ended September 30, 2014, as compared to $589,338 for the nine months ended September 30, 2013.  The significant increase in operating expenses incurred during the current period relates primarily to a court order approving a Settlement Agreement whereby the Company agreed to issue a third-party entity 1,011,718,715 shares of common stock as consideration for the third-party purchasing Company debts totaling $1,429,706.

The Company has a net loss for the nine month period ended September 30, 2014 of $4,280,344as compared to $1,231,496 for the nine month period ended September 30, 2013.

Liquidity and Capital Resources

Liquidity

For the nine months ended September 30, 2014, we experienced a net loss of approximately $4,280,344.  On September 30, 2014, we had approximately $214 in cash compared to approximately $138 in cash at December 31, 2013.  Accounts receivable, net of allowances for doubtful accounts, totaled $21,889 at September 30, 2014 compared to $39 at December 31, 2013.

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

Cash Flow

For the nine months ended September 30, 2014, we had negative cash flow from operations of $513,978.  For the nine months ended September 30, 2013, we had negative cash flow from operations of approximately $150,794. This negative cash flow is primarily due to the start-up nature of our business, the general economic downturn and our lack of operating capital.

There were no investment activities for either of the nine month periods ending September 30, 2014 or September 30, 2013.

For the nine months ended September 30, 2014, we had positive cash flow from financing activities of $514,055.  For the nine months ended September 30, 2013, we had positive cash flow from financing activities of $146,440.  This positive cash flow is primarily due to the issuance of notes payable and convertible debt.

Capital Resources

Line of Credit

The Company does not have any line of credit currently in place.  However, should the current financial condition of the Company prove to be insufficient for the Company’s future requirements, the Company is willing to attempt entry into the capital markets to raise the necessary capital to meet its needs.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4: Controls and Procedures

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

Item 1: Legal Proceedings

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

In connection with the issuance of the Settlement Shares, the Company may rely on the exemption from registration provided by Section 3(a) (10) under the Securities Act.   Through August 31, 2014, the Company has issued 1,870,536,605 Settlement Shares to AGS, which settled approximately $499,329 in outstanding debt.

On August 28, 2014 the Company amended the settlement agreement with the agreement of AGS Capital.  Pursuant to the amended agreement, both parties agree that all outstanding debts and claims have been fully paid under the Settlement Agreement described in Note 7, and that the Company will allow for AGS to make a net profit equal to $614,000 starting from the date of September 3, 2014 via the sale of free trading stock which shall be reserved for AGS.  If the Company fails to take steps to ensure that AGS is allowed to make the net profit mentioned in this section, the Company shall be subject to a fee of $5,000 per day until it reserves a sufficient amount of free trading stock.  The Company agrees to deliver the stock in tranches to ensure they do not beneficially own more than 4.99% of all outstanding common stock.  AGS will agree to provide trade confirmations to the Company to evidence their net profit pursuant to this agreement.

As of September 30, 2014, an additional 232,455,772 shares were issued to AGS which settled an additional $11,623 in debt, leaving a balance at September 30, 2014 of $602,377..

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

Item 1A: Risk Factors

Any investment in our securities involves a high degree of risk.  There have been no material changes to the risk factors previously disclosed in our Form 10-K report for the y ear ended December 31, 2013, which are incorporated by reference..  However, all risk factors should be considered and consultation with appropriate legal and financial advisors is recommended.

Item 2: Unregistered Sale of Equity Securities and Use of Proceeds

The Company has not engaged in the sale of any unregistered securities.

Item 3: Defaults upon Senior Securities

There were no defaults upon senior securities of during this reporting period.

Item 4: Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of the security holders.

Item 5: Other Information

None

Item 6: Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ACTIVE HEALTH FOODS, INC.

Dated: November 19, 2014	By:	/s/ E. Robert Gates
E. Robert Gates
Chief Executive Officer